Form 10-K
period 1999-12-31
TELECORP COMMUNICATIONS INC
filed 2000-03-30
CIK 1092935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________.

                        Commission File Number: 000-27901

                               TeleCorp PCS, Inc.
                Exact name of registrant as specified in charter

               DELAWARE                                 54-1872248
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                          and the following subsidiary:
                          TeleCorp Communications, Inc.

               DELAWARE                                 52-2105807
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                                -----------------
                          1010 N. Glebe Road, Suite 800
                               Arlington, VA 22201
                     (Address of principal executive office)

                                 (703) 236-1100
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:
                  Class A Voting Common Stock, par value $0.01

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Class A Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 26, 2000, was $4,530,016,950 based on the last reported sale price on the Nasdaq National Market.

     As of March 26, 2000, the Registrant had 86,698,889 shares of Class A Common Stock outstanding.

                       Documents Incorporated By Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000.

Forward-Looking Statements or Information

This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of our authorized executive officers may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking
Statements: Cautionary Statements" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

Item 1. Business.

Overview

     We are the largest AT&T Wireless affiliate in the United States in terms of licensed population, with licenses covering approximately 16.7 million people. We provide wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States. Commencing with the launch of operations in the New Orleans market in February 1999, we have successfully launched our services in 26 markets. At December 31, 1999, we had more than 142,000 customers and our networks covered approximately 66% of the population where we held licenses.

     We entered into a venture with AT&T in July 1998 under which AT&T contributed PCS licenses to us in exchange for ownership in our company. We are AT&T's exclusive provider of wireless mobility services, using equal emphasis co-branding with AT&T, in our covered markets, subject to AT&T's right to resell services on our network. We have the right to use the AT&T brand name and logo together with our SunCom brand name and logo, giving equal emphasis to each in our covered markets. We are AT&T's preferred roaming partner for digital customers in our markets. Additionally, our relationship with AT&T allows us to provide coast-to-coast coverage to our customers.

     Our PCS licenses include both major population centers as well as popular vacation destinations, such as:

     o    San Juan, Puerto Rico and the U.S. Virgin Islands;

     o    New Orleans and Baton Rouge, Louisiana;

     o    Memphis, Tennessee;

     o    Little Rock, Arkansas;

     o    Manchester, Concord and Nashua, New Hampshire; and

     o    Worcester, Cape Cod, Martha's Vineyard and Nantucket, Massachusetts.

     We market our services through our own stores, retail outlets, through our direct corporate and telemarketing sales forces and on the Internet through our website. We have a strong distribution presence in our markets through our company-owned stores and retail outlets where consumers can purchase our services, including Best Buy, Circuit City, Office Depot, Office Max, Staples and Radio Shack. Our affiliation with AT&T enables us to leverage their marketing and sales efforts in our markets.

Recent Developments

     On February 28, 2000, we agreed to merge with Tritel, Inc. through a merger of each of us and Tritel into a newly formed subsidiary of a new holding company. The new holding company, to be called TeleCorp PCS, Inc., will be controlled by our voting preference common stockholders, and we and Tritel will become subsidiaries of the holding company. In connection with the merger, AT&T Wireless agreed to contribute certain wireless rights and commitments in the Midwestern United States, cash of approximately $20 million and a two year extension of its brand license in exchange for approximately $410 million worth of common shares in the newly formed company. Additionally, in a separate transaction, we agreed to exchange our licenses in several New England markets for certain wireless properties or rights to acquire additional wireless properties of AT&T Wireless in the Milwaukee, Wisconsin and Des Moines, Iowa markets, a cash payment of approximately $80 million and the right to extend the term and geographic coverage of AT&T Wireless' license and roaming agreements with us to include the new markets, either through amending our existing agreements or entering into new agreements with the holding company on substantially the same terms as our existing agreements. AT&T has also agreed to extend its affiliation agreements to include licenses covering an additional 1.4 million people in the Midwest if we acquire them.

     The proposed merger has been unanimously approved by our and Tritel's board of directors, with three of our directors abstaining. In addition, shareholders with greater than 50% of the voting power of each company have agreed to vote in favor of the merger. The merger is subject to regulatory approval and other conditions and is expected to close in the last quarter of 2000.

The Wireless Communications Industry

     Wireless communications systems use a variety of radio airwaves to transmit voice and data signals. In the wireless communications industry, applications that transmit these signals include one-way radio applications, such as paging or beeper services, and two-way radio applications, such as PCS, cellular telephone and other technologies. Each application is licensed and operates in a distinct radio airwave block. The two principal services licensed by the Federal Communications Commission, or FCC, for transmitting voice and data signals are PCS and cellular. PCS is a term commonly used to refer to service carried over the 1850 Megahertz (or MHz) to 1990 MHz portion of the radio airwaves. Megahertz is a method of measuring radio airwaves. Cellular is a term commonly used to refer to service carried over the 824 MHz to 893 MHz portion of the radio airwaves. Cellular service systems were originally analog-based systems, although digital technology has been introduced in some markets. PCS systems use digital technology. Analog technology has several limitations, including lack of privacy and limited transmission capacity. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and robust data transmission features, including mobile office applications like facsimile, e-mail and wireless connections to computer/data networks, including the Internet.

Operation of Wireless Communications Systems

     Wireless communications system service areas, whether PCS, cellular or other technologies, are divided into multiple units, each containing a transmitter, a receiver and signaling equipment to transmit wireless signals to individual phones. This equipment is connected by telephone lines or microwave signals to call connection equipment that uses computers to control the operation of the communications system for the entire service area. The call connection equipment controls the connection of calls and the connection of the wireless network to local telephone systems and long distance carriers. As a customer's handset travels, the system controls the transfer of calls from one equipment site to another, coordinates calls to and from handsets, allocates calls among the network equipment sites within the system and connects calls to the local telephone system or to a long distance telephone carrier. Wireless communications providers must establish agreements with local and long distance carriers that allow them to pass calls, or interconnect, thereby integrating their system with the existing communications system.

     Because the signal strength of a transmission between a handset and a network equipment site declines as the handset moves away from the originating network equipment site, the wireless network monitors the signal strength of calls in progress. When the signal strength of a call declines, the call connection equipment may transfer the call to another network equipment site where the signal is stronger. If a handset leaves the service area of a PCS or cellular system, the call is disconnected unless there is a technical connection with the adjacent system. If there is a technical connection with the adjacent system, the customer may roam onto the adjacent system.

     Although PCS and cellular systems use similar technologies and hardware, they operate on different portions of the airwaves and use different technical and network standards. The use of advanced handsets makes it possible for customers using one type of system to roam on a different type of system outside of their service area, and to transfer calls from one type of system to another if the appropriate agreements are in place and the networks are properly configured to transfer calls from one system to the next.

     Currently, PCS systems operate under one of three principal digital signal transmission technology standards that various operators and vendors have proposed for use in PCS systems: time division multiple access (or TDMA), code division multiple access (or CDMA) or global system for mobile communications (or GSM). TDMA and GSM are both time division-based technologies, but are incompatible with each other and with CDMA. Accordingly, a customer of a system that uses TDMA technology is unable to use a TDMA handset when travelling in an area not served by TDMA-based PCS operators, unless the customer carries a special handset that permits the customer to use the analog or digital system on the cellular portion of the airwaves in that area and the appropriate agreements are in place.

     If a PCS system operated by the service provider or covered by a roaming agreement is operating in the area, the call will be placed via this system. If there is no PCS system providing coverage, the call will be placed through a digital system on the cellular portion of the airwaves operating in the area and providing coverage to the user, and if no digital system on the cellular portion of the airwaves is providing coverage, the call will be connected over an analog system that uses the cellular portion of the airwaves providing coverage. Advanced handsets allow for a call in progress to be handed off to an adjacent system, without interruption, if appropriate agreements are in place, whereas earlier generations of handsets would cut off the call when the handset left the coverage of one system, requiring the customer to redial the call using the adjacent system.

Our Revenue Sources

     We derive our revenue from:

     o Services. The various types of revenue associated with PCS for our customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' charges are rate plan-dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with our prepaid customers and non-recurring activation and de-activation service charges.

     o Roaming Charges. We charge monthly, non-recurring, per minute fees to other wireless companies whose customers use our network facilities to place and receive wireless calls.

     o Equipment Sales. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

Strategic Alliance with AT&T

     We have a strategic alliance with AT&T Wireless which provides us with many business, operational and marketing advantages. We are AT&T's exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in our covered markets, subject to AT&T's right to resell services on our network.

     We have the right to use the AT&T brand name and logo together with the SunCom brand name and logo in our markets, giving equal emphasis to each. We are also AT&T's preferred roaming partner for digital customers in our markets and outside our markets, our customers can place and receive calls in AT&T Wireless' markets and the markets of AT&T Wireless' other roaming partners. We receive preferred terms on selected products and services, including handsets, infrastructure equipment and back office support from companies who provide these products and services to AT&T. In addition, we benefit from AT&T's nationwide marketing and advertising campaigns, including the success of the AT&T Digital One RateSM plans, in the marketing of our own national SunRate plans and we are working with AT&T's national sales representatives to jointly market our wireless services to AT&T corporate customers located in our markets.

Service

     Our primary service is wireless calling, which features advanced handsets, enhanced voice clarity, improved protection from eavesdropping and a broad feature set. Our basic wireless service offering includes caller identification, three-way conference calling, call waiting, voicemail, paging and short-messaging. As part of our basic service offering, we sell easy-to-use, interactive menu-driven handsets that can be activated over the air.

Sales and Distribution

     Our sales and distribution strategy is to use a balanced mix of distribution channels to maximize penetration within our licensed service area while minimizing customer acquisition costs. Our channels include a network of company stores, nationally recognized retailers, a direct sales force for corporate and business customers, regional and local mass merchandisers, telesales, direct mail and online sales. We also work with AT&T's sales channels to cooperatively exchange leads and develop new business.

     Company Stores. Our stores range in size from small kiosks to 3,600 square foot stores in the principal retail district in each market.

     Retail Outlets. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Cellular Warehouse, Metrocall, Office Depot, Staples, Best Buy and Office Max in the U.S. and Farmacia El Amal, Let's Talk Wireless, Beeper Connections and Radio Shack in Puerto Rico. We select distributors based upon their ability to reach our target customers in our service area. In some of these retail store locations, we are implementing a store-within-a-store concept, which uses visual merchandising to leverage the brand awareness created by both SunCom and AT&T advertising.

     Direct Sales and Marketing. Our direct corporate sales force focuses on high-revenue, high-margin corporate users. We also benefit from AT&T's national corporate accounts sales force. AT&T, in conjunction with us, supports marketing of our services to AT&T's large national accounts located in our service areas. We also employ telesales representatives in our Memphis call center and contract for Spanish speaking telesales representatives in Convergys' Fort Lauderdale, Florida operations. We use direct marketing to generate leads and stimulate prospects, allowing us to maintain low selling costs and to offer our customers additional features or customized services.

     Online Sales. Our web page provides current information about us, our markets and our products and services. All information that is required to make a purchasing decision is available through our website and online store. Customers are able to choose any of our rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store experience a similar business process to that of customers purchasing service through other channels.

Customer Care

     We are committed to building strong customer relationships by providing customers with prompt and helpful service. We serve our customers from our state-of-the-art facility in Memphis, Tennessee. Convergys, a leading provider of outsourced call center services, provides back up call center support and bilingual customer service for our Spanish speaking customers from two facilities in Florida. The multiple center structure allows us to distribute customer service calls between the centers to promote cost effective 24 hour/seven days a week customer service. We have strict quality standards in our customer care operation, including a commitment to answering at least 80% of calls within twenty seconds. All of our centers have sophisticated infrastructure and information systems, including automated call distributors and advanced diagnostic tools for one-call trouble resolution. We emphasize proactive and responsive customer service, including welcome packages along with first bill, three months and one year anniversary calls. We are expanding our web-based services to include online account information to allow customers to check billing, modify service or otherwise manage their accounts.

Network Development

     We launched commercial operations in February 1999 and have commenced our services in each of our major markets. We launched in markets which have attractive characteristics for a high volume of wireless communications usage, including metropolitan areas, the surrounding suburbs, commuting and travel corridors, and popular leisure and vacation destinations. Immediately upon launch, customers had access to coast-to-coast coverage through roaming arrangements with AT&T and its roaming partners, both inside and outside our licensed areas. Within each market, geographic coverage will be based upon changes in wireless communications usage patterns, demographic changes within our licensed areas and our experiences in those markets. As of December 31, 1999, we provided coverage to approximately 66% of the population of our licensed area. We define coverage to include an entire basic trading area if we have a significantly developed system in that basic trading area.

     Construction of our network is scheduled for multiple phases. In 1999, we completed the first phase of our network build out. We expect to complete the second phase by the end of 2000. We successfully launched commercial service in the following 26 markets in 1999:

             Fayetteville, AR                      Nantucket, MA
             Hot Springs, AR                       Worcester, MA
             Jonesboro, AR                         Concord, NH
             Little Rock, AR                       Manchester, NH
             Baton Rouge, LA                       Nashua, NH
             Hammond, LA                           Portsmouth, NH
             Houma, LA                             Arecibo, PR
             Lafayette, LA                         Humacao, PR
             New Iberia, LA                        Mayaguez, PR
             New Orleans, LA                       Ponce, PR
             Thibodaux, LA                         San Juan, PR
             Cape Cod, MA                          Jackson, TN
             Martha's Vineyard, MA                 Memphis, TN

     The third and fourth phases of our network buildout plan will focus on expanding our coverage to over 40 markets including a population of 3.3 million, and entail launching service in Beaumont, Texas; Alexandria, Louisiana; Evansville, Indiana; Paducah, Kentucky; Columbia and Jefferson City, Missouri; Pine Bluff and Fort Smith, Arkansas and the Virgin Islands. Upon completion of the fourth phase, which we expect by the end of 2001, we expect our network to be available to a population of 15.9 million.

     At December 31, 1999, our network covered a population of 11.0 million and our customer base had grown to more than 142,000 customers.

Network Construction

     We develop the network design, including frequency planning for our network equipment sites. We designed our network to allow us to use existing sites, which minimizes the construction of new towers and significantly reduces our need to obtain zoning approvals. We use two experienced vendors to perform property acquisition, construction and installation of our sites.

Network Operations

     We maintain a network operations center to ensure continuous monitoring and maintenance of our network. The effective operation of our network requires:

     o connection agreements and agreements to transmit signals from network equipment sites to call connection equipment with other communications providers;

     o    long distance connection;

     o    the implementation of roaming arrangements;

     o    the development of network monitoring systems; and

     o    the implementation of information technology systems.

    Connection Agreements

     Our network is connected to the public telephone network to facilitate the origination and termination of traffic between our network and both the local and long distance carriers. We have signed agreements with multiple carriers, including BellSouth, SBC Communications, Bell Atlantic and Puerto Rico Telephone. In most cases these agreements are standard agreements entered into with all qualifying carriers on generally the same terms, with each party agreeing to pay the other for the carrying or completion of calls on the other's network.

     Long Distance Connection

     We have executed a wholesale long distance agreement with AT&T providing for preferred rates for long distance services.

     Roaming Arrangements

     Through our arrangements with AT&T and via the use of advanced handsets, our customers have roaming capabilities on AT&T's wireless network and AT&T's customers have roaming capability on our wireless network. Further, we have the benefit of AT&T's roaming agreements with third party carriers at AT&T's preferred pricing. These agreements, together with AT&T's wireless network, cover approximately 98% of the U.S. population, including in-market roaming agreements covering all of our launched service areas.

     Network Monitoring Systems

     Our network operations center provides around-the-clock monitoring and maintenance of our entire network. The network operations center is equipped to constantly monitor the status of all network equipment sites and call connection equipment and to record network traffic. The network operations center provides continuous monitoring of system quality for blocked or dropped calls, call clarity and evidence of tampering, cloning or fraud. We designed our network operations center to oversee the interface between customer usage, data collected by call connection equipment and our billing systems. Our network operations center is located in the Memphis site containing call connection equipment, and we also have back-up network operations center capabilities in our Arlington, Virginia data center.

     Information Technology Systems

     We operate management information systems to handle customer care, billing, network management and financial and administrative services. The systems focus on three primary areas:

     o network management, including service activation, pre-pay systems, traffic and usage monitoring, trouble management and operational support systems;

     o customer care, including billing systems and customer service and support systems; and

     o business systems, including financial, purchasing, human resources and other administrative systems.

     We have incorporated sophisticated network management and operations support systems to facilitate network fault detection, correction and management, performance and usage monitoring and security. System capabilities have been developed to allow over-the-air activation of handsets and implement fraud protection measures. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize customer disconnects initiated by us by performing credit review and preactivation screening to identify prior fraudulent or bad debt activity. We use this information to identify where activation and termination policy adjustments are needed.

TDMA Technology

     We have chosen digital TDMA technology for our network. TDMA technology allows for:

     o the use of advanced handsets which allow for roaming across the PCS and cellular portion of the airwaves, including both analog and digital technologies;

     o enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality; and

     o network equipment sites that are small and that improve network coverage with low incremental investment.

     TDMA technology is the digital technology choice of two of the largest wireless communications companies in the United States, AT&T and SBC Communications. This technology served an estimated 35 million customers worldwide and 19 million customers in North America as of December 31, 1999, according to the Universal Wireless Communications Consortium, an association of TDMA providers and manufacturers. We believe that the increased volume of TDMA customers has increased the probability that this technology will remain an industry standard.

Competition

     We believe that customers choose a wireless communications service provider principally based upon network coverage, pricing, quality of service and customer care. We compete directly with at least two cellular providers and other PCS providers in each of our markets and against enhanced special mobile radio operations in some of our markets. We compete with at least one analog, one CDMA and one GSM operator in each of our markets other than Puerto Rico and New Orleans. Most of the existing cellular providers in our markets have an infrastructure in place and have been operational for a number of years. These cellular operators may upgrade their networks to provide services comparable to those offered by us. We also compete with other PCS license holders in each of our markets.

     In addition, we compete with resellers of wireless communications services in each of our markets. Resellers purchase large volumes of services on a wireless operator's network, usually at a discount, and resell the services to end users under the reseller's own brand name. While the network operator receives some revenue from the sale of services to the reseller, the operator is competing with its own customer for sales to the end users. The principal resellers in our markets include MCI in New England and Motorola in Puerto Rico. We have agreed to resell services to AT&T in each of our markets should AT&T desire to do so. We have not yet entered into any such arrangements with AT&T or any other party.

     As a recent entrant into the market for wireless communications services, we do not believe that we have obtained a significant share of the market in any of our areas of operation. As a recent entrant, we face significant competition from operators who have already established strong market positions and have signed up many customers. Most of the existing cellular operators have developed systems that have larger local and regional coverage than we currently have. We seek to compete by offering a competitive product with attractive pricing plans and through our extensive access to roaming, including in-region roaming, which gives us an effective coverage area competitive with that of our principal competitors. We have developed our pricing plans to be competitive and to emphasize the advantages of our offerings. We have and may continue to discount our pricing in order to obtain customers or in response to downward pricing in the market for wireless communications services.

     We anticipate that market prices for wireless communications services generally will decline in the future based upon increased competition. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect our operating margins. We plan to use our digital feature offerings, national network through our AT&T affiliations, contiguous footprint providing an extended home calling area, and local presence in secondary markets, to combat potential competition. We believe that our extensive digital network, once deployed, will provide a cost effective means to react appropriately to any price competition.

Government Regulation

     We are subject to substantial regulation by the FCC, state public utility commissions and, in some cases, local authorities. Our principal operations are classified as commercial mobile radio service by the FCC, subject to regulation under Title II of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, as a common carrier and subject to regulation under Title III of the Communications Act as a radio licensee. The states are preempted from regulating our entry into and rates for commercial mobile radio service offerings, but remain free to regulate other terms and conditions of our commercial mobile radio services and to regulate other intrastate offerings by us. Congress and the states regularly enact legislation, and the FCC, state commissions and local authorities regularly conduct rulemaking and adjudicatory proceedings that could have a material adverse effect on us. In addition, government regulation may adversely affect our ability to engage in, or rapidly complete, transactions and may require us to expend additional resources in due diligence and filings related to FCC and other requirements, as compared to unregulated entities.

     FCC Common Carrier Regulation Under Title II

     Under Title II of the Communications Act, among other things, we are:

     o    required to offer service upon reasonable request;

     o prohibited from imposing unjust or unreasonable rates, terms or conditions of service;

     o proscribed from unjustly or unreasonably discriminating among customers;

     o required to reserve communications capacity for law enforcement surveillance operations and to make technical network changes to facilitate this surveillance;

     o required to make our services and products accessible to, and usable by, Americans with disabilities, if readily achievable; and

     o required to comply with limitations on our use of customer proprietary network information.

     Under the Telecommunications Act, we are entitled to benefits when negotiating interconnection arrangements with other communications carriers, such as resale rights, our customers being able to keep their old numbers when switching to us, and compensation equal to that of other carriers, but we are subject to many of those same requirements when other carriers seek to interconnect with our network. The FCC is still in the process of implementing some of these benefits. While the rates of common carriers are subject to the FCC's jurisdiction, the FCC forbears from requiring commercial mobile radio service carriers to file tariffs for their services. Common carriers, including commercial mobile radio service providers, are also prohibited under the Communications Act from unreasonably restricting the resale of their services and are required to offer unrestricted resale.

     FCC Radio License Regulation Under Title III

     Among other things, Title III of the Communications Act:

     o does not permit licenses to be granted or held by entities that have been subject to the denial of federal benefits;

     o requires us to seek prior approval from the FCC to transfer control of us or to assign our radio authorizations, including subdividing our radio airwaves or partitioning geographic license areas, except in very limited circumstances; and

     o    limits foreign ownership in radio licensees, including PCS providers.

     FCC Commercial Mobile Radio Service Regulation

     The FCC rules and policies impose substantial regulations on commercial mobile radio service providers. Among other regulations, commercial mobile radio service providers such as us:

     o    incur costs as a result of required contributions to federal programs;

     o are prohibited from acquiring or holding an attributable interest in PCS, cellular or specialized mobile radio licenses with more than 45MHz of airwaves in the same metropolitan area, and more than 55 MHz in rural markets;

     o are required to provide manual roaming service to enable a customer of other providers to obtain service while roaming in our service area;

     o are required to route emergency calls to public safety centers and provide the public safety centers under certain circumstances with information regarding the originating number and the general location of the caller; and

     o will eventually be required to allow customers to retain their telephone numbers when changing service providers, in some circumstances.

     FCC Personal Communications Services Regulation

     We are subject to service-specific regulations under the FCC's rules. Among other things, these regulations provide that PCS licensees, such as us, are granted licenses for a 10-year term, subject to renewal. Under these policies, we will be granted a renewal expectancy that would preclude the FCC from considering competing applications if we have:

     o provided "substantial" performance, that is "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;" and

     o substantially complied with FCC rules and policies and the Communications Act.

     These regulations also govern the transmission characteristics of PCS handsets and network equipment sites and other technical requirements. PCS licensees are required to comply with limits intended to ensure that these operations do not interfere with radio services in other markets or in other portions of the airwaves and to ensure emissions from mobile transmitters do not cause adverse health effects. We are also subject to minimum construction requirements that will require us to deploy facilities with service coverage of a particular amount of the population of our licensed area within specified time periods.

     Relocation of Fixed Microwave Licensees

     Because PCS carriers use airwaves occupied by existing microwave licensees, the FCC has adopted special regulations governing the relocation of incumbent microwave systems and cost-sharing among licensees that pay to relocate microwave incumbents. Relocation usually requires a PCS operator to compensate an incumbent for the costs of system modifications and new equipment required to move the incumbent to new portions of the airwaves, including possible premium costs for early relocation to alternate portions of the airwaves. The transition plan allows most microwave users to operate in the PCS portion of the airwaves for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period following the issuance of the PCS license. These periods are longer for public safety entities. We have entered into all necessary agreements for microwave relocation. Under certain circumstances, relocated licensees may exercise their rights to move back to their original sites in the event the new sites are inadequate.

     Local Multipoint Distribution Service Regulation

     TeleCorp LMDS holds certain Local Multipoint Distribution Service ("LMDS") licenses that are subject to service specific FCC regulations. Like the PCS service specific regulations, these regulations provide that LMDS licensees, such as us, are granted licenses for a 10-year term, subject to renewal. Under these policies, we will be granted a renewal expectancy that would preclude the FCC from considering competing applications if we have:

     o provided "substantial" performance, that is "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;" and

     o substantially complied with FCC rules and policies and the Communications Act.

     These regulations also govern the transmission characteristics of LMDS systems and other technical requirements. LMDS licensees are required to comply with limits intended to ensure that these operations do not interfere with radio services in other markets or in other portions of the airwaves and to ensure emissions from transmitters do not cause adverse health effects. In addition, depending upon how the Company uses such licenses, the Company may become subject to additional federal or state regulations.

     FCC and Federal Aviation Administration Facilities Regulation

     Because we acquire and operate antenna sites for use in our network, we are subject to FCC and Federal Aviation Administration regulations governing registration of towers, the marking and lighting of structures and regulations governing compliance with the National Environmental Policy Act of 1969, which requires carriers to assess the impact of their operations on the environment, including the health effects of radio airwave radiation on humans.

     FCC Designated Entity Regulation

     Each of TeleCorp Holding, TeleCorp LMDS, and Viper Wireless obtained their FCC licenses under the FCC's designated entity policies. Under such policies, for a period of five years from initial license grant, some of our licenses can only be held by a company that meets the FCC's criteria for "entrepreneurial" status. In addition, some of our licenses were awarded subject to bidding credits because the original bidder met the criteria for "small business" or "very small business" status. With respect to our designated entity licenses, we:

     o believe we met the relevant eligibility and benefits criteria at the time we received such licenses;

     o believe we continue to hold such licenses in compliance with the FCC's eligibility and benefits criteria;

     o intend to diligently pursue and maintain our eligibility and benefits criteria in compliance with applicable FCC rules.

     We rely on representations of our investors to determine our compliance with the FCC's rules applicable to PCS licenses.

     Entrepreneurial Eligibility. Under the FCC's designated entity rules for PCS, the C and F Blocks of PCS spectrum were set aside by the FCC for entrepreneurs. Only entrepreneurs were eligible to bid for these licenses and, for a period of five years from the original grant, only entrepreneurs may hold these licenses. TeleCorp Holding and Viper both hold PCS licenses as entrepreneurs, having won some licenses at auction and having acquired some licenses from other entrepreneurs. To qualify as an entrepreneur, our designated entity subsidiaries, their attributable investors, the affiliates of our designated entity subsidiaries, and the affiliates of the attributable investors in our designated entity subsidiaries must have less than $500 million in net assets and average aggregate gross revenues of less than $125 million for the two years prior to filing its license application. To the extent an entrepreneur grows beyond these limits as a result of normal business growth, it will retain its eligibility to holds its licenses and even may continue to acquire additional entrepreneurial licenses from other entrepreneurs.

     Small Business and Very Small Business Status. Under the FCC's designated entity policies, TeleCorp Holding, TeleCorp LMDS, and Viper received their licenses subject to bidding credits, and in some cases, government financing, awarded because of their status as very small businesses. In order to qualify for bidding credits or government financing, or to aquire licenses originally awarded with bidding credits or government financing without being subject to penalty payments, the FCC considers the aggregate average gross revenues of the applicant, its attributable investors, the applicant's affiliates, and the affiliates of the applicant's attributable investors for the prior three years. If these average annual revenues are less than $40 million, the entity will be considered a small business. If these average annual revenues are less than $15 million, the entity will be considered a very small business. To the extent a small business or very small business grows beyond these limits as a result of normal business growth, it will not lose its bidding credits or government financing, but its status is not grandfathered for other licenses its subsequently acquires. Each of TeleCorp Holding, TeleCorp LMDS, and Viper qualified as a very small business in the relevant auction. TeleCorp Holding has also acquired licenses in the aftermarket as a very small business. After 1999, however, our designated entity subsidiaries will only qualify as small businesses for future acquisitions.

     Control Group Requirements. For our designated entity subsidiaries to avoid attribution of the revenues and assets of some of their investors, our subsidiaries are required to maintain a conforming control group and to limit the amount of equity held by other investors on a fully-diluted basis. These requirements mandate that the control group, among other things, has and maintains both actual and legal control of the licensee. Under these control group requirements:

     o an established group of investors meeting the financial qualifications must own at least three-fifths of the control group's equity, or 15% of the licensee's overall equity, on a fully-diluted basis and at least 50.1% of the voting power, in the licensee entity; and

     o additional members of the control group may hold up to two-fifths of the control group's equity, or up to 10% of the equity interest, on a fully-diluted basis, in the licensee entity.

     Additional members may be non-controlling institutional investors, including most venture capital firms. A licensee must have met the requirements at the time it filed its application to acquire these licenses and must continue to meet the requirements for five years following the date that a license is granted, although normal business growth is permitted. Beginning the fourth year of the license term, the FCC rules:

     o eliminate the requirement that additional members hold the 10% equity interest; and

     o allow the qualifying investors to reduce the minimum required equity interest from 15% to 10%.

     FCC Transfer Restrictions. During the first five years of their license terms, designated entity PCS licensees may only transfer or assign their license, in whole or in part, to other qualified entrepreneurs. The acquiring entities would take over the license, or any portion of the license, subject to separately established installment payment obligations. After five years, licenses are transferable to entrepreneurs and non-entrepreneurs alike, subject to unjust enrichment penalties. If transfer occurs during years six through ten of the initial license term to a company that does not qualify for the same level of auction preferences as the transferor, the sale would be subject to immediate payment of the outstanding balance of the government installment payment debt and payment of any unjust enrichment assessments as a condition of transfer. The FCC has also initiated transfer disclosure regulations that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license.

     State and Local Regulation

     The FCC permits the states to:

     o regulate terms and conditions of our commercial mobile radio services other than rates and entry and may regulate all aspects of our intrastate toll services;

     o regulate the intrastate portion of services offered by local telephone carriers, and therefore the rates we must pay to acquire critical facilities from other common carriers;

     o    administer numbering resources, subject to federal oversight; and

     o have other responsibilities that impact the nature and profitability of our operations, including the ability to specify cost-recovery mechanisms for network modifications to support emergency public safety services.

States and localities also regulate construction of new antenna site facilities and are responsible for zoning and developmental regulations that can materially impact our timely acquisition of sites critical to our radio network.

     Emission and Hands-Free Regulation

     Media reports have suggested that some radio airwave emissions from wireless handsets may be linked to health concerns, including the incidence of cancer. Data gathered in studies performed by manufacturers of wireless communications equipment dispute these media reports. The FCC has adopted rules specifying the methods to be used in evaluating radio airwave emissions from radio equipment, including wireless handsets. The hand-held digital telephones that we offer to our customers comply with the standards adopted under the new rules, although these handsets may not comply with any rules adopted by the FCC in the future. Recent studies have shown that hand-held digital telephones interfere with medical devices, including hearing aids and pacemakers and additional studies are underway.

     Various state legislatures have proposed or considered measures that would require hands free use of cellular phones while operating motor vehicles, ban cellular phone use or limit the length of calls while driving and require drivers to pull to the side of the road to use cellular phones. In addition, some gas stations have banned the use of mobile phones on their premises.

Intellectual Property

     The AT&T and globe design logo is a service mark registered with the U.S. Patent and Trademark Office. AT&T owns the service mark. We use the AT&T and globe design logo, on a royalty free basis, with equal emphasis on our SunCom brand and logo, solely within our licensed area in connection with marketing, offering and providing licensed services to end-users and resellers of our services. Our license agreement with AT&T grants us the right and license to use licensed marks on permitted mobile phones. This license agreement contains numerous restrictions with respect to the use and modification of licensed marks.

     We, Triton PCS and Tritel Communications have adopted a common brand, SunCom, that is co-branded with equal emphasis with the AT&T brand and logo. Each of the SunCom companies owns one-third of Affiliate License Co., which owns the SunCom name and has no other operations. We and the other SunCom companies license the SunCom name from Affiliate License Co. We use the brand to market, offer and provide services to end-users and resellers of our PCS.

Employees

     As of December 31, 1999, we employed approximately 914 people. None of our employees currently are represented by a union and we believe that our relations with our employees are good.

Segment Reporting

     The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the south-central and northeastern United States and in Puerto Rico. The Company operates in various MTAs including New Orleans, LA, Memphis, TN, Little Rock, AR, Boston, MA and San Juan, Puerto Rico.

Acquisition History

     On April 20, 1999, we acquired PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana basic trading areas from Digital PCS. As consideration for the licenses, we issued $2.3 million of our common and preferred stock, paid Digital PCS approximately $0.3 million in reimbursement of interest paid on U.S. government debt related to the licenses and assumed $4.1 million of debt owed to the U.S. government related to these licenses. These licenses cover a population of approximately 1.6 million, including a population of 1.2 million in Baton Rouge and Lafayette covered by licenses we already owned.

     On May 25, 1999, we completed the acquisition of a PCS license and related assets covering the San Juan major trading area from AT&T Wireless. On May 24, 1999, we sold to AT&T $40.0 million of our series A, D and F preferred stock. On May 25, 1999, we purchased the license and related assets from AT&T for $96.5 million in cash. In addition, we reimbursed AT&T $3.2 million for microwave relocation and $0.3 million for other expenses it incurred in connection with the acquisition. This license covers a population of approximately 3.9 million in Puerto Rico and the U.S. Virgin Islands.

     On June 2, 1999, we acquired PCS licenses covering the Alexandria, Lake Charles and Monroe, Louisiana basic trading areas from Wireless 2000. As consideration for the licenses, we issued approximately $0.4 million of our common and preferred stock, paid $0.2 million for Wireless 2000's costs for microwave relocation related to the Monroe license and $0.4 million in reimbursement of interest paid on government debt related to their licenses, and assumed $7.4 million of debt owed to the U.S. government related to these licenses. These licenses cover a population of approximately 0.8 million. We cannot, without AT&T's consent, develop the markets covered by the Monroe license.

     Our agreements with AT&T Wireless were extended to cover these markets, except for a portion of the Monroe basic trading area, upon the closing of the Louisiana and Puerto Rico acquisitions.

     On October 14, 1999, we agreed to purchase 15 MHz of additional airwaves in the Lake Charles, Louisiana basic trading area from Gulf Telecomm, LLC. As consideration for the additional airwaves we will pay Gulf Telecomm $362,844 in cash, assume approximately $2.3 million in FCC debt related to the license and reimburse Gulf Telecomm for all interest it paid to the FCC on debt related to the license from June, 1998 until the date the transaction is completed. We have received FCC approval and expect to consummate the acquisition no later than the second quarter of 2000.

     On October 18, 1999, we entered into a plan of reorganization and agreement of merger with Messrs. Vento and Sullivan and TeleCorp Holding Corp. to acquire the 15% of Viper Wireless, Inc. that we do not yet own from Messrs. Vento and Sullivan in exchange for an aggregate of 323,372 shares of our class A common stock and 800 shares of our series E preferred stock. TeleCorp Holding Corp. acquired 85% of Viper Wireless on March 1, 1999 in exchange for $32,286,000 contributed by AT&T and some of our other initial investors for additional shares of our preferred and common stock. Viper Wireless' used the proceeds to participate in the FCC's reauction of PCS licenses. Viper Wireless was subsequently granted six PCS licenses in the reauction. We have received FCC approval for the acquisition of the final 15% of Viper Wireless and expect to consummate the acquisition no later than the second quarter of 2000.

     On October 18, 1999, we agreed to acquire TeleCorp LMDS, Inc. through an exchange of all of the outstanding stock of TeleCorp LMDS for 834,300 shares of our class A common stock and 2,700 shares of our series C preferred stock. TeleCorp LMDS's stockholders are Mr. Vento, Mr. Sullivan and three of our initial investors. By acquiring TeleCorp LMDS, we will gain local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas, New Orleans, Louisiana, San Juan and Mayaguez, Puerto Rico, and U.S. Virgin Islands basic trading areas. The completion of this transaction is contingent upon FCC approval, which is expected in the second quarter of 2000.

Item 2. Properties.

     We lease space for our call connection equipment in New Orleans, Boston and Puerto Rico and for our network operations center, our call connection equipment, our customer care and our data center in Memphis. Further, we have operating leases primarily related to our headquarters, regional offices, retail store locations, distribution outlets, office space and network equipment sites.

Item 3. Legal Proceedings.

     We were not a party to any lawsuit or proceeding which is likely, in the opinion of management, to have a material adverse effect on our financial position, results of operations and cash flows. We are a party to routine filings and customary regulatory proceedings with the FCC relating to our operations.

Item 4. Submission of Matters to Vote of Security Holders.

     On November 5, 1999, the holders of 90.3% of the class A common stock and all of the holders of the voting preference common stock, by written consent in lieu of a special meeting:

     o approved an amendment to our certificate of incorporation to effect a 3.09-for-1 stock split of and increase the authorized amount of all classes of our common stock and our series F preferred stock;

     o approved the adoption of our Fifth Amended and Restated Certificate of Incorporation effective upon the closing of our initial public offering on November 30, 1999 that (a) increased the authorized number of shares of our class A common stock by 300 million, (b) added 1 million new undesignated shares of authorized preferred stock subject to blank check preferred stock provisions, (c) reduced the number of directors that holders of series A preferred stock can nominate to one, (d) added a provision that permits the Board of Directors to amend the By-laws, (e) added a provision for a classified Board of Directors, (f) added provisions regarding number, selection and removal of directors, (g) added provisions regarding director appointments and vacancies and (h) integrated all prior amendments into a single document;

     o approved the adoption of our Second Amended and Restated By-Laws effective upon the closing of our initial public offering on November 30, 1999 to (a) amend notice of meeting provisions to increase percentage of outstanding shares needed to call special meeting, (b) amend quorum and voting provisions, (c) amend provisions regarding number, term, selection and removal of directors, (d) add provisions regarding notice of a stockholder proposals, including directors nominees, and (e) add provisions that permits the Board of Directors to amend By-laws; and

     o approved an amendment to our Stockholders' Agreement to, among other things, change the provisions with respect to the election of directors and delete provisions rendered inapplicable as a result of our IPO.

     The holders of 9.7 % of the class A common stock took no action with respect to such consent.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     Our Class A Common Stock began trading on the Nasdaq National Market on November 23, 1999 under the symbol "TLCP." The following table sets forth, for the period indicated, the high and low last reported sales price for our Class A Common Stock, as reported by the Nasdaq National Market since it commenced public trading.

                                                                   Class A
                                                                Common Stock
                                                                ------------
   Fiscal Year Ended December 31, 1999                          High       Low
   -----------------------------------                          ----       ---
Fourth Quarter ended December 31, 1999
(from November 231999) .....................................   $42.875   $ 31.00

Stockholders

     As of March 26, 2000, there were approximately 48 stockholders of record.

Dividends

     We have never paid cash dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Our ability to pay dividends is restricted by the terms of our preferred stock, our senior subordinated notes indenture and our senior credit facilities.

Unregistered Sales of Securities

     None.

Use of Proceeds from Registered Securities

     On November 23, 1999, in connection with our initial public offering, a registration statement on Form S-1 (File No. 333-89393) was declared effective by the Securities and Exchange Commission, pursuant to which 10.58 million shares of our class A common stock were sold at a price of $20 per share, generating gross proceeds of $211.6 million. The managing underwriters were Salomon Smith Barney Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. After deducting approximately $14.3 million in underwriting discounts and commissions and approximately $1.8 million in other offering expenses payable by us, the net proceeds to us were approximately $195.5 million. In addition, in January of 2000, we completed a private offering to AT&T of 2.245 million shares of our class A common stock at a price of $18.65 per share generating proceeds of $41.9 million. The following table approximates our intended use of the net offering proceeds:

Construction of plant, building and facilities ..................         $170.0
Working Capital .................................................           25.5
                                                                          ------
   Total ........................................................         $195.5
                                                                          ======

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the registration statement.

Item 6. Selected Financial Data.

     The following sets fourth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Annual Report on Form 10K (dollar amounts in thousands, except per share amounts).

                                           July 29, 1996
                                          (inception) to
                                            December 31,          For the year ended December 31,
                                                1996       --------------------------------------------
                                           (Predecessor)       1997           1998           1999
                                           ------------    --------------------------------------------
Statements of Operations Data:
   Revenue:
     Service revenue ...................   $         --    $         --    $         --    $     41,319
     Roaming revenue ...................             --              --              29          29,010
     Equipment  revenue ................             --              --              --          17,353
                                           ------------    ------------    ------------    ------------
                  Total revenue ........             --              --              29          87,682
                                           ------------    ------------    ------------    ------------

   Operating expense:
     Cost of revenue ...................             --              --              --          39,259
     Operations and development (c) ....             --              --           9,772          35,979
     Selling and marketing (c) .........             10             304           6,325          71,180
     General and administrative (c) ....            515           2,637          26,239          92,585
     Depreciation and amortization .....             --              11           1,584          55,110
                                           ------------    ------------    ------------    ------------
         Total operating expense .......            525           2,952          43,920         294,113
                                           ------------    ------------    ------------    ------------

         Operating loss ................           (525)         (2,952)        (43,891)       (206,431)

   Other (income) expense:
     Interest expense ..................             --             396          11,934          51,313
     Interest income ...................             --             (13)         (4,697)         (6,464)
     Other expense .....................             --              --              27            (284)
                                           ------------    ------------    ------------    ------------

         Net loss ......................           (525)         (3,335)        (51,155)       (250,996)
         Accretion of mandatorily
          redeemable preferred stock ...           (289)           (726)         (8,567)        (24,124)
                                           ------------    ------------    ------------    ------------
         Net loss attributable to
          common equity ................   $       (814)   $     (4,061)   $    (59,722)   $   (275,120)
                                           ============    ============    ============    ============

Net loss attributable to common
equity per share
   - basic and diluted .................   $     (44.45)        (111.74)   $      (2.19)   $      (3.58)
                                           ============    ============    ============    ============
Weighted average common equity shares
   outstanding-basic and diluted .......         18,313          36,340      27,233,786      76,895,391
                                           ============    ============    ============    ============

Other Operating Data:
   Subscribers (end of period) .........             --              --              --         142,231
   Covered population (end of period) ..             --              --              --    11.0 million

                                                                    As of December 31,
                                                        ----------------------------------------------
                                                           1996          1997
                                                       (Predecessor) (Predecessor)   1998        1999
                                                        ----------------------------------------------
Balance Sheet Data:
     Cash and cash equivalents .......................   $     52    $  2,567    $ 111,733    $ 182,330
                                                                         (524)      (6,656)      (4,676)
     Working capital .................................     94,082
     Property and equipment, net .....................          1       3,609      197,469      400,450

     PCS licenses and microwave relocation costs, net          --      10,018      118,107      267,682
     Intangible assets -AT&T agreements, net .........         --          --       26,285       37,908
     Total assets ....................................      7,574      16,295      466,644      952,202
     Total debt ......................................        499       7,727      243,385      640,571
     Mandatorily redeemable preferred stock, net(a)(b)      7,789       4,144      164,491      263,181
     Total stockholders' equity  (deficit) ...........   $   (812)   $ (4,875)   $ (64,500)     (90,554)

---------
(a) Net of deferred compensation and preferred stock subscription receivable of $4 and $75,914, respectively, as of December 31, 1998.

(b) Net of preferred stock subscription receivable of $97,001 as of December 31, 1999.

(c)  Includes non cash stock compensation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For periods prior to 1999 we were a development stage company. In the first quarter of 1999, we exited the development stage and commenced commercial operations in each of our major mainland U.S. markets, after having launched our New Orleans market for roaming services in late December 1998. We launched service in our Puerto Rico markets on June 30, 1999. At December 31, 1999 we had launched our service in 26 markets covering approximately 66% of the population of our licensed area.

Revenue

     We derive our revenue from:

     o Services. We sell wireless personal communications services. The various types of service revenue associated with personal communications services for our customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with our prepaid customers and non-recurring activation and de-activation service charges.

     o Roaming Charges. We charge monthly, non-recurring, per minute fees to other wireless companies whose customers use our network facilities to place and receive wireless calls.

     o Equipment Sales. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

     Service revenue constituted our largest component of revenue during the year ended December 31, 1999 at 47%. Roaming revenue and equipment revenue represented 33% and 20%, respectively. We expect that as our customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decrease as a percentage of revenue. Roaming minutes on our network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under our reciprocal roaming agreement with AT&T Wireless, our largest roaming partner, the amount we will receive and pay per roaming minute declines for each of the next several years.

     It appears that the wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This is expected to result in decreases in gross revenue per minute.

     We have autonomy in determining our pricing plans. We have developed our pricing plans to be competitive and to emphasize the advantages of our service. We may discount our pricing from time to time in order to obtain additional customers or in response to downward pricing in the market for wireless communications services.

Cost of Revenue

     o Equipment. We purchase personal communications handsets and accessories from third party vendors to resell to our customers for use in connection with our services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. We record as cost of revenue an amount approximately equal to our revenue on equipment sales. We record the excess cost of handsets as a sales and marketing operating expense. We do not manufacture any of this equipment.

     o Roaming Fees. We pay fees to other wireless communications companies based on airtime usage of our customers on other communications networks. It is expected that reciprocal roaming rates charged between us and other carriers will decrease. We do not have any significant minimum purchase requirements other than our obligation to purchase at least 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. We believe we will be able to meet these minimum requirements.

     o Clearinghouse Fees. We pay fees to an independent clearinghouse for processing our call data records and performing monthly inter-carrier financial settlements for all charges that we pay to other wireless companies when our customers use their network, and that other wireless companies pay to us when their customers use our network. We do not have any significant minimum purchase requirements. These fees are based on the number of transactions processed in a month.

     o Variable Interconnect. We pay monthly charges associated with the connection of our network with other carriers' networks. These fees are based on minutes of use by our customers. This is known as interconnection. We do not have any significant minimum purchase requirements.

     o Variable Long Distance. We pay monthly usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers' usage, applied at pre-negotiated rates with the other carriers. We do not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

Operating Expense

     Operations and development. Our operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and non cash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance of network facilities and equipment. Operations and development expense is expected to increase as we expand our coverage and add customers. In future periods, we expect that this expense will decrease as a percentage of gross revenues.

     Selling and marketing. Our selling and marketing expense includes brand management, external communications, retail distribution, sales training, direct, indirect, third party and telemarketing support and non cash stock compensation related to employees whose salaries are included within selling and marketing. We also record the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as we expand our coverage and add customers. In future periods, we expect that this expense will decrease as a percentage of gross revenues.

     General and administrative. Our general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and non cash stock compensation related to employees whose salaries are included within general and administrative. Although we expect general and administrative expense to increase in future periods we expect this expense will decrease as a percentage of gross revenues.

     Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to ten years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and will be amortized over its estimated useful life ranging from five to ten years. We began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of our basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by our business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The AT&T agreements are amortized on a straight-line basis over the related contractual terms, which range from three to ten years. Amortization of the AT&T exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to our customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the AT&T transaction.

     Capital expenditures. Our principal capital requirements for deployment of our wireless network include installation of equipment and, to a lesser extent, site development work.

     Interest income (expense). Interest income is earned primarily on our cash and cash equivalents. Interest expense through December 31, 1999 consists of interest due on our senior credit facilities, senior subordinated discount notes, vendor financing, and debt owed to the U.S. government related to our licenses, less interest capitalized.

Results of Operations

     Year ended December 31, 1999 Compared to Year ended December 31, 1998

Customer Analysis

     We began launching commercial service in the first quarter of 1999, and by December 31, 1999, grew our customer base to over 142,000 customers and launched commercial service in 26 of our markets with our networks covering approximately 66% of the population where we held licenses.

Revenue

     Service revenue was approximately $41.3 million for the year ended December 31, 1999 and resulted from our launch of commercial service in 26 of our markets in 1999. We generated no service revenue for the year ended December 31, 1998. Equipment revenue was approximately $17.4 million for the year ended December 31, 1999 and resulted from our customers' purchase of handsets and other equipment in connection with the use of our service. We generated no equipment revenue for the year ended December 31, 1998. Roaming revenue was $29.0 million for the year ended December 31, 1999, as compared to $29,000 for the year ended December 31, 1998. The increase was due to our significant increase in cell sites which provided service to AT&T Wireless' roaming customers in our markets.

Cost of Revenue

     Cost of revenue for the year ended December 31, 1999 was approximately $39.3 million, consisting of equipment costs, roaming and clearinghouse fees and variable interconnect and long distance charges. We did not generate any cost of revenue for the year ended December 31, 1998.

Operations and Development

     Operations and development expense was $36.0 million for the year ended December 31, 1999, as compared to $9.8 million for the year ended December 31, 1998. The increase in operations and development was primarily due to the engineering and implementation support and maintenance expense related to the significant increase of our PCS network.

Selling and Marketing

     Selling and marketing expense for the year ended December 31, 1999, was approximately $71.2 million, as compared to $6.3 million for the year ended December 31, 1998. This increase was primarily due to the increase in salary and benefit expenses for new corporate and regional sales staff, advertising and promotion expenses associated with our launch of 26 markets in 1999, and the expense associated with the excess cost of handsets over the retail price.

General and Administrative

     General and administrative expense was approximately $92.6 million, including $29.4 million in non cash stock compensation, for the year ended December 31, 1999, as compared to approximately $26.2 million and no non cash stock compensation for the year ended December 31, 1998. The increase was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commencement of our service offering, as well as the stock based compensation charge related to vested stock options and vested restricted stock awards measured in 1999.

Depreciation and Amortization

     Depreciation and amortization expense was approximately $55.1 million for the year ended December 31, 1999, as compared to approximately $1.6 million for the year ended December 31, 1998. The increase was primarily due to depreciation of our fixed assets, as well as the amortization on personal communications services licenses and the AT&T agreements.

Interest Income and Expense

     Interest expense was $51.3 million, net of capitalized interest income of $5.4 million, for the year ended December 31, 1999, as compared to $11.9 million, net of capitalized interest of $1.5 million, for the year ended December 31, 1998. The increase in interest expense was primarily due to the increase in debt of approximately $397,000 including the issuance of the senior subordinated discount notes of $327.6 million. The increase in capitalized interest of $3.8 million was attributable to the increased capital expenditure in 1999.


     Year ended December 31, 1998 Compared to Year ended December 31, 1997

Revenue

     Revenue for the year ended December 31, 1998 was approximately $29,000. This revenue resulted from servicing AT&T Wireless' roaming customers in our Louisiana markets. We began offering wireless services in most of our major markets in the first quarter of 1999. We generated no revenue for the year ended 1997.

Operations and Development

     Operations and development expense for the year ended December 31, 1998, was approximately $9.8 million. This expense was primarily related to an increase in engineering and operating staff devoted to the implementation of future operations of our network. There was no operations and development expense for the year ended December 31, 1997.

Selling and Marketing

     Selling and marketing expenses for the year ended December 31, 1998, was approximately $6.3 million, as compared to approximately $0.3 million for the year ended December 31, 1997. The year-over-year increase was due to the increase in corporate and regional sales and marketing staff in order to prepare for domestic market launches in the first quarter of 1999.

General and Administrative

     General and administrative expense for the year ended December 31, 1998, was approximately $26.2 million, as compared to approximately $2.6 million for the year ended December 31, 1997. The year-over-year increase was due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in the preparation for commercial launch of our markets in the first quarter of 1999.

Depreciation and Amortization

     Depreciation and amortization expense for the year ended December 31, 1998, was approximately $1.6 million, as compared to approximately $11,000 for the year ended December 31, 1997. This expense was related to depreciation of furniture, fixtures and office equipment, as well as the initiation of amortization on AT&T Wireless agreements.

Interest Income and Expense

     Interest expense, net of interest income, for the year ended December 31, 1998, was approximately $7.2 million, as compared to approximately $0.4 million for the year ended December 31, 1997. This interest expense was related to notes payable to shareholders and affiliates. This increase in interest expense was related to borrowings under the senior credit facilities of $225.0 million since July 1998 and the issuance of $10.0 million aggregate principal amount of notes under the vendor financing provided by Lucent.

Liquidity and Capital Resources

     We have been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for our primary sources of cash flow. We began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999.

     Cash and cash equivalents totaled $182.3 million at December 31, 1999, as compared to $111.7 million at December 31, 1998. This increase was the result of incoming cash provided by financing activities of $638.6 million, offset by $126.9 million of cash used in operating activities and $441.0 million of cash used in network development and investing activities.

     During the year ended December 31, 1999, we received proceeds from long-term debt, net of repayments of $357.2 million. Additionally, we received net proceeds from our initial public offering of $195.5 million, and received $79.7 million of preferred stock proceeds and receipt of preferred stock subscriptions receivable net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct our network totaled $298.5 million. We spent $114.2 million to purchase PCS licenses and $17.3 million for the purchase of additional AT&T agreements. Cash used in operating activities of $126.9 million for the year ended December 31, 1999 resulted from a net loss of $251.0 million that was partially offset by non-cash charges of $122.6 million.

     During the year ended December 31, 1998, we received proceeds from long-term debt, net of repayments of $255.4 million. Additionally, we received $26.7 million of preferred stock proceeds net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct our network totaled $107.5 million and we spent $21.0 million to purchase PCS licenses. Cash used in operating activities of $29.8 million for the year ended December 31, 1998 resulted from a net loss of $51.2 million that was partially offset by non-cash charges of $3.0 million.

     During the year ended December 31, 1997, we received proceeds from long-term debt, net of repayments of $2.8 million. Additionally, we received $1.5 million of preferred stock proceeds net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct our network totaled $1.1 million. Cash used in operating activities of $2.4 million for the year ended December 31, 1997 resulted from a net loss of $3.3 million that was partially offset by non-cash charges of $0.1 million.

     Our preferred stock is convertible into shares of our common stock at various times and following various events as follows:

     o our series A preferred stock is convertible into shares of our class A common stock after July 17, 2006 at a conversion rate equal to the liquidation preference, which was approximately $109.6 million as of December 31, 1999, divided by the market price of the class A common stock at the time of conversion;

     o our series F preferred stock is convertible at any time into shares of our class A, class B or, if certain FCC restrictions have not been lifted, Class D common stock, on a share for share basis.

     We may redeem:

     o shares of our series A preferred stock after the tenth anniversary of its issuance; and

     o shares of our series B, series C and series D preferred stock at any time at the liquidation preference for the shares being redeemed.

     The holders of our series A, series B, series C, series D and series E preferred stock have the right to require us to redeem their shares after the twentieth anniversary of their issuance time at the liquidation preference for the shares being redeemed.

     Holders of our series A preferred stock are entitled to a quarterly dividend equal to 10% per annum of that stock's accumulated liquidation preference. The accumulated liquidation preference of our series A preferred stock was approximately $109.6 million in aggregate as of December 31, 1999. We may defer payment of this dividend until December 31, 2008, and we are currently doing so.

     Holders of our series C, D and E preferred stock are not entitled to a dividend except to the extent declared by our board. Those series of stock, however, are entitled to an accumulated liquidation preference, which was approximately $280.3 million in aggregate as of December 31, 1999. The liquidation preference accretes at a rate of 6% per annum, compounded quarterly.

     Equity Commitments

     In connection with completion of the venture with AT&T, we received unconditional and irrevocable equity commitments from our stockholders in the aggregate amount of $128.0 million in return for the issuance of preferred and common stock. As of December 31, 1999, approximately $55.5 million of the equity commitments had been funded. The remaining equity commitments will be funded in an installment of $36.3 million in July 2000 and $36.2 million in July 2001.

     We received additional irrevocable equity commitments from our stockholders in the aggregate amount of $5.0 million in return for the issuance of preferred and common stock in connection with the Digital PCS acquisition. Our stockholders funded $2.2 million of these equity commitments on April 30, 1999, and will fund $1.4 million in each of July 2000 and July 2001.

     We have received additional irrevocable equity commitments from our stockholders in the aggregate amount of approximately $40.0 million in return for the issuance of preferred and common stock in connection with the Puerto Rico acquisition. We received $12.0 million of these commitments on May 24, 1999 and an additional $6.0 million on December 15, 1999. Our stockholders will fund the remaining commitments in two installments of $11.0 million on March 30, 2001 and March 30, 2002.

     We also received irrevocable equity commitments from our stockholders in the amount of approximately $32.3 million in connection with Viper Wireless' participation in the FCC's reauction of PCS licenses. We received approximately $6.5 million of these equity commitments on May 14, 1999, approximately $11.0 million on July 15, 1999 and approximately $14.8 million on September 29, 1999.

     In the aggregate, we have obtained $205.3 million of equity commitments, of which $108 million had been funded as of December 31, 1999.

     These equity commitments cannot be amended without our consent and the consent of AT&T and all of the other initial investors. In addition, the terms of our senior subordinated discount notes and our bank and vendor credit facilities restrict us from waiving or amending these commitments. The foregoing equity commitments are also collateralized by pledges of the shares of our capital stock issued to each initial investor, other than certain shares of preferred stock. Those pledges have been assigned to our senior lenders as collateral for our senior credit facilities. Transfers of shares of our capital stock pledged to collateralize an equity commitment remain subject to such pledge until the equity commitment is funded in full.

     In addition, pursuant to the stockholders' agreement between our initial investors, Mr. Vento and Mr. Sullivan and us, the initial investors are restricted from transferring their shares of common stock prior to July 2001, except to affiliates. Any transfers by them of class A common stock are subject to rights of first offer and tag-along and drag-along rights in favor of AT&T Wireless and the other initial investors. In addition to the approval of our senior lenders, the terms of the stockholders' agreement may be amended only if agreed to in writing by us and the beneficial holders of a majority of the class A common stock party to the stockholders' agreement, including AT&T Wireless, 66 2/3% of the class A common stock beneficially owned by our initial investors other than AT&T Wireless, and 66 2/3% of the class A common stock beneficially owned by Mr. Vento and Mr. Sullivan. Following the expiration or waiver of the 180 day restrictions on transfer imposed in connection with our initial public offering of 9,200,000 shares of our class A common stock, shares of our preferred stock may be transferred, subject, however, to the pledge described above and the continuing obligations of the investors to fund its Commitments.

     Senior Subordinated Discount Notes

     On April 20, 1999, we sold $575.0 million aggregate principal amount at maturity of 11 5/8% senior subordinated discount notes due April 15, 2009. Cash interest on these notes will not accrue or be payable prior to April 15, 2004. From April 15, 2004, cash interest will accrue at a rate of 11 5/8% per annum on the principal amount at maturity of the notes through and including the maturity date and will be payable semi-annually on April 15 and October 15 of each year. In connection with the sale of these notes, we received net proceeds of approximately $317 million after deducting initial purchasers' discount and issuance expenses of approximately $11 million.

     The indenture under which the notes were issued restricts, among other things, our ability to:

     o    incur debt;

     o create levels of debt that are senior to the notes but junior to our senior debt;

     o    pay dividends on or redeem capital stock;

     o    make some investments or redeem other subordinated debt;

     o    make particular dispositions of assets;

     o    engage in transactions with affiliates;

     o    engage in particular business activities; and

     o    engage in mergers, consolidations and particular sales of assets.

     Senior Credit Facilities

     In July 1998, we entered into senior credit facilities with a group of lenders for an aggregate amount of $525.0 million. In October 1999 we entered into amendments to the senior credit facilities under which the amount of credit available to us was increased to $560.0 million. Our senior credit facilities currently provide for:

          o a $150.0 million senior secured term loan that matures in January 2007,

          o a $225.0 million senior secured term loan that matures in January 2008,

          o a $150.0 million senior secured revolving credit facility that matures in January 2007, and

          o    a $35.0 million senior secured term loan that matures in May
               2009.

     We must repay the term loans in quarterly installments, beginning in September 2002, and the commitments to make loans under the revolving credit facility automatically and permanently reduce beginning in April 2005. As of December 31, 1999, $225.0 million had been drawn under the senior credit facilities and was then accruing interest at an annual rate of 9.12%. The senior credit agreement contains financial and other covenants customary for senior agreements.

     We entered into a note purchase agreement with Lucent under which Lucent agreed to provide us with $80.0 million of junior subordinated vendor financing. This $80.0 million consisted of $40.0 million aggregate principal amount of increasing rate Lucent series A notes and $40.0 million aggregate principal amount of increasing rate Lucent series B notes. We borrowed $40.0 million under the series B note facility and repaid this amount and accrued interest thereon in April 1999 from proceeds of our sale of senior subordinated discount notes. This amount cannot be reborrowed. As of December 31, 1999, we had outstanding approximately $43.5 million of our Lucent series A notes, including $3.6 million of accrued interest and accruing interest at a rate per annum of 8.5% as of December 31, 1999. The amount outstanding under these series A notes and any future series A note borrowings is subject to mandatory prepayment in an amount equal to 50% of the excess of $198.0 million in net proceeds we receive from an equity offering other than the issuance of capital stock used to acquire related business assets.

     In October 1999 we entered into an amended and restated note purchase agreement with Lucent under which Lucent has agreed to purchase up to $12.5 million of new series A notes and up to $12.5 million of new series B notes under a vendor expansion facility in connection with our prior acquisition of licenses in the San Juan, Puerto Rico, Evansville Indiana, Paducah, Kentucky and Alexandria and Lake Charles, Louisiana markets. The obligation of Lucent to purchase notes under this vendor expansion facility is subject to a number of conditions, including that we commit to purchase one wireless call connection equipment site and 50 network equipment sites for each additional market from Lucent.

     In addition, pursuant to the amended and restated note purchase agreement Lucent has agreed to make available up to an additional $50.0 million of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets we acquire. This $50.0 million of availability is subject to a reduction up to $20 million on a dollar for dollar basis of any additional amounts Lucent otherwise lends to us for such purposes under our senior credit facilities, exclusive of amounts Lucent lends to us under its existing commitments under our senior credit facilities. Any notes purchased under this facility would be divided equally between Lucent series A and series B notes.

     The terms of Lucent series A and series B notes issued under these expansion facilities would be identical to the terms of the original Lucent series A and series B notes as amended, including a maturity date of October 23, 2009.

     Any Lucent series B notes issued under these expansion facilities will mature and will be subject to mandatory prepayment on a dollar for dollar basis out of the net proceeds of any future public or private offering or sale of debt securities, exclusive of any private placement notes issued to finance any additional market and borrowings under the senior credit facilities or any replacement facility.

     Interest payable on the Lucent series A notes and the Lucent series B notes on or prior to May 11, 2004 will be payable in additional series A and series B notes. Thereafter, interest will be paid in arrears in cash on each six month and yearly anniversary of the series A and series B closing date or, if cash interest payments are prohibited under the senior credit facilities or a qualifying high yield debt offering, in additional series A and series B notes. The U.S. government financing requires quarterly interest payments, which commenced in July 1998 and continued for one year thereafter, then quarterly principal and interest payments for the remaining nine years.

     Vendor Financing

     In May 1998, we entered into a vendor procurement contract with Lucent under which we are required to purchase up to $285.0 million of radio, call connecting and related equipment and services for the development of our wireless communications network. At December 31, 1999, we had satisfied our purchase requirements under this contract through our purchase of approximately $294.5 million of equipment and services from Lucent.

FCC Debt

     In completing acquisitions of PCS licenses during the year ended December 31, 1999, we assumed U.S. government financing with the FCC. At December 31, 1999 our FCC debt was $20.2 million less a discount of $2.5 million. The terms of the notes include interest rates ranging from 6.125% to 7.00% and have quarterly and principal interest payments over the remaining nine years of the debt.

Commitments

     We have operating leases primarily related to retail store locations, distribution outlets, office space and rent for our network development. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. We are recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of December 31, 1999, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:

     For the year ending December 31:                     (dollars in thousands)
        2000........................................           $ 21,605
        2001........................................             21,375
        2002........................................             21,057
        2003........................................             18,374
        2004........................................             10,330
     Thereafter.....................................             27,999
                                                               --------
     Total                                                     $120,740
                                                               ========

     Rental expense, which is recorded ratably over the lease terms, was approximately $157,000, $3.2 million and $13.8 million for the years ended December 31, 1997, 1998, and 1999, respectively.

     We have communications towers situated on leased sites in all of our markets and we are considering entering into sale/leaseback transactions and may do so if we can obtain terms acceptable to us.

     We have entered into letters of credit to facilitate local business activities. We are liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was approximately $1.6 million at December 31, 1999. The outstanding letters of credit reduce the amount available to be drawn under our senior credit facility.

     We have minimum purchase commitments of 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. We believe we will be able to meet these minimum requirements.

     We believe that the capital we have raised to date and the other capital resources currently available to us, which includes the funding of the irrevocable equity commitments from our initial investors, will be sufficient to meet our projected capital requirements through December 31, 2001. If we acquire additional licenses or properties, we may need to incur substantial additional debt to complete the acquisitions and construct and operate the acquired properties. The network development requirements imposed by our agreements with AT&T create significant capital requirements, much of which will be covered by indebtedness we incur.

     Quarterly Results of Operations

     The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ended December 31, 1999. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

     Quarterly Financial Data (unaudited)
     ($ in thousands expect per share amounts)

                                                                      Quarter ended,
                                                 ---------------------------------------------------------------
                                                  Mar. 31,         June 30,        Sept. 30,            Dec. 31,
                                                  --------         --------        ---------            --------
               1999
               ----
Revenue                                          $  4,240          $ 17,128          $  26,833          $  39,481
Operating loss                                    (26,944)          (37,150)           (50,179)           (92,158)
Net loss                                          (32,293)          (45,990)           (65,792)          (106,921)
Accretion of manditorily redeemable
  preferred stock                                  (4,267)           (5,629)            (7,064)            (7,164)
                                                 --------          --------          ---------          ---------
Net loss attributable to common
  equity                                         $(36,560)         $(51,619)          $(72,856)         $(114,085)
                                                 ========          ========           ========          =========
Net loss attributable to common
  equity per share - basic and diluted           $(  0.62)         $(  0.75)            $(0.89)         $(   1.29)
                                                 ========          ========           ========          =========

               1998
               ----
Revenue                                          $      0          $      0          $       0          $      29
Operating loss                                     (2,655)           (6,624)           (12,239)           (21,373)
Net loss                                           (2,745)           (6,843)           (15,823)           (25,744)
Accretion of manditorily redeemable
  preferred stock                                     (17)             (190)            (3,819)            (4,541)
                                                 --------          --------          ---------          ---------
Net loss attributable to common
  equity                                         $( 2,762)         $( 7,033)         $( 19,643)         $( 30,285)
                                                 ========          ========          =========          =========
Net loss attributable to common
  equity per share - basic and diluted(a)        $(142.85)         $(363.75)         $(   1.23)         $(   0.51)
                                                 ========          ========          =========          =========


(a) Net loss attributable to common equity per share - basic and diluted for the first and second quarter of 1998 was computed based on the common equity structure of the predecessor company.

     Forward Looking Statements: Cautionary Statements

     Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although we believe that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in our Registration Statement on Form S-1 (Reg. No. 333-89393) and in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the FCC determines we are not a very small business or if we do not meet the FCC's minimum construction requirements, (14) the technologies that we use may become obsolete, which would limit our ability to compete effectively and (15) we expect to incur operating costs due to fraud. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

     We use interest rate swaps to hedge the effects of fluctuations in interest rates on our senior credit facilities. These transactions meet the requirements for hedge accounting, including designation and correlation. These interest rate swaps are managed in accordance with our policies and procedures. We do not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. As of December 31, 1999, we had entered into six interest rate swap agreements totaling $225 million to convert our variable rate debt to fixed rate debt. The interest rate swaps had no material impact on our consolidated financial statements as of and for the year ended December 31, 1999.

Item 8. Financial Statements and Supplementary Data.

     Reference is made to the consolidated financial statements listed under the heading "(a) (1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this
Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Board of Directors," and "Section 16(a) Beneficial Ownership Reporting" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000.

Item 11. Executive Compensation.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Compensation of Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Stock Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000.

Item 13. Certain Relationships and Related Transactions.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Transactions", "Compensation of Executive Officers -- Management Agreement" and "Compensation of Executive Officers -- Employment Agreement" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000.


PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Schedules and Exhibits

     (1)  Consolidated Financial Statements.

     The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                            Page
                                                                            ----
Report of Independent Accountants .......................................   F-2
Consolidated Balance Sheets .............................................   F-3
Consolidated Statements of Operations ...................................   F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit) .....   F-5
Consolidated Statements of Cash Flows ...................................   F-6
Notes to Consolidated Financial Statements ..............................   F-8

     (2)  Financial Statement Schedules.

     None.

     (3)  Exhibits.

     The following exhibits are filed with this report or incorporated by reference as set forth below.

Exhibit
 Number                    Description of Document
 ------                    -----------------------

2.1 Stock Purchase Agreement by and among TeleCorp PCS, Inc., TeleCorp Holding Corp., Inc., Gerald T. Vento, Thomas H. Sullivan, and certain other investors identified therein, dated as of October 18, 1999.

3.1    Fifth Amended and Restated Certificate of Incorporation of TeleCorp
       PCS, Inc.

3.2    Second Amended and Restated Bylaws of TeleCorp PCS, Inc.

23.1   Consent of PricewaterhouseCoopers LLP.



(b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000                    TELECORP PCS, INC.


                                          By:  /s/ Gerald T. Vento
                                             ------------------------------
                                          Gerald T. Vento
                                          Chairman of the Board and Chief
                                          Executive Officer


    Signature                        Title                            Date
    ---------                        -----                            ----

/s/ Gerald T. Vento
--------------------       Chief Executive Officer                March 28, 2000
 Gerald T. Vento           (Principal Executive Officer)
                           and Chairman


/s/ Thomas H. Sullivan
----------------------     Executive Vice President, Chief        March 28, 2000
Thomas H. Sullivan         Financial Officer (Principal
                           Financial and Accounting Officer)
                           and Director


--------------------       Director                               March __, 2000
Michael R. Hannon


/s/ Scott Anderson
--------------------       Director                               March 28, 2000
  Scott Anderson


/s/ Rohit M. Desai
--------------------
  Rohit M. Desai           Director                               March 28, 2000


/s/ James M. Hoak
--------------------       Director                               March 28, 2000
  James M. Hoak


--------------------       Director                              March ___, 2000
 Mary Hawkins-Key

/s/  William Kussell
--------------------
 William Kussell           Director                              March 28, 2000


--------------------       Director                              March ___, 2000
 Michael Schwartz

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000                    TeleCorp Communications, Inc.


                                          By:  /s/ Gerald T. Vento
                                             ------------------------------
                                          Gerald T. Vento
                                          Chairman of the Board and
                                          Chief Executive Officer


    Signature                        Title                            Date
    ---------                        -----                            ----

/s/ Gerald T. Vento
--------------------       Chief Executive Officer                March 28, 2000
 Gerald T. Vento           (Principal Executive Officer)
                           and Chairman


/s/ Thomas H. Sullivan
----------------------     Director and President                 March 28, 2000
Thomas H. Sullivan

                          INDEX TO FINANCIAL STATEMENTS

                       TELECORP PCS, INC. AND SUBSIDIARIES
                             AND PREDCESSOR COMPANY

                                                                           Page
                                                                           ----
Report of Independent Accountants.......................................   F-2
Consolidated Balance Sheets.............................................   F-3
Consolidated Statements of Operations...................................   F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit).....   F-5
Consolidated Statements of Cash Flows...................................   F-6
Notes to Consolidated Financial Statements..............................   F-8

                        Report of Independent Accountants


To the Board of Directors and Stockholders
TeleCorp PCS, Inc. and Subsidiaries and Predecessor Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TeleCorp PCS, Inc. and Subsidiaries and Predecessor Company (the Company) at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2000

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except per share data)


                                                                                                                   December 31,
                                                                                                            -----------------------
                                                                                                              1998           1999
                                                                                                            ---------     ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..........................................................................    $ 111,733     $ 182,330
    Accounts receivable, net ...........................................................................           --        23,581
    Inventory ..........................................................................................          778        15,802
    Prepaid expenses ...................................................................................        2,186         3,031
    Other current assets ...............................................................................        1,218           797
                                                                                                            ---------     ---------

          Total current assets .........................................................................      115,915       225,541

    Property and equipment, net ........................................................................      197,469       400,450
    PCS licenses and microwave relocation costs, net ...................................................      118,107       267,682
    Intangible assets-- AT&T agreements, net ...........................................................       26,285        37,908
    Deferred financing costs, net ......................................................................        8,585        19,577
    Other assets .......................................................................................          283         1,044
                                                                                                            ---------     ---------

          Total assets .................................................................................    $ 466,644     $ 952,202
                                                                                                            =========     =========

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
    Accounts payable ...................................................................................    $  14,592     $  38,903
    Accrued expenses ...................................................................................       94,872        51,977
    Microwave relocation obligation, current portion ...................................................        6,636        36,122
    Long-term debt, current portion ....................................................................           --         1,361
    Accrued interest ...................................................................................        4,491         1,387
    Deferred revenue ...................................................................................           --         1,709
                                                                                                            ---------     ---------

          Total current liabilities ....................................................................      120,591       131,459

Long-term debt .........................................................................................      243,385       639,210
Microwave relocation obligation ........................................................................        2,481         2,365
Accrued expenses and other .............................................................................          196         6,541
                                                                                                            ---------     ---------

          Total liabilities ............................................................................      366,653       779,575
                                                                                                            ---------     ---------

      Mandatorily redeemable preferred stock, issued 255,999 and 382,539 shares, respectively; and outstanding, 255,215 and 382,539 shares, respectively,
          (liquidation preference $389,966 as of  December 31, 1999) ...................................      240,409       360,182
      Deferred compensation ............................................................................           (4)           --
      Treasury stock, 784 shares and none, respectively, at cost .......................................           --            --
      Preferred stock subscriptions receivable .........................................................      (75,914)      (97,001)
                                                                                                            ---------     ---------

                Total mandatorily redeemable preferred stock, net ......................................      164,491       263,181
                                                                                                            ---------     ---------

      Commitments and contingencies
      Stockholders' equity (deficit):
          Series F preferred stock, par value $.01 per share, 10,308,676 and 14,912,778 shares issued and outstanding, respectively (liquidation preference $1 as of
             December 31, 1999) ........................................................................          103           149
          Common stock, par value $.01 per share issued 49,357,658 and 85,592,221 shares, ..............          493           856
             respectively; and outstanding  48,805,184 and 85,592,221 shares, respectively
          Additional paid-in capital ...................................................................           --       267,442
          Deferred compensation ........................................................................           (7)      (42,811)
          Common stock subscriptions receivable ........................................................          (86)         (191)
          Treasury stock, 552,474 shares and none, respectively, at cost ...............................           --            --
          Accumulated deficit ..........................................................................      (65,003)     (315,999)
                                                                                                            ---------     ---------
                Total stockholders' equity (deficit) ...................................................      (64,500)      (90,554)
                                                                                                            ---------     ---------

                Total liabilities, mandatorily redeemable preferred stock and stockholders' equity
                   (deficit) ...........................................................................    $ 466,644     $ 952,202
                                                                                                            =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ in thousands, except per share data)

                                                                  For the year ended December 31,
                                                             --------------------------------------------
                                                                 1997           1998             1999
                                                             ------------    ------------    ------------
Revenue:
    Service revenue ......................................   $         --    $         --    $     41,319
    Roaming revenue ......................................             --              29          29,010
    Equipment revenue ....................................             --              --          17,353
                                                             ------------    ------------    ------------

                Total revenue ............................             --              29          87,682
                                                             ------------    ------------    ------------

Operating expenses:
    Cost of revenue ......................................             --              --          39,259
    Operations and development (including non cash stock
            compensation of $1,472 in 1999) ..............             --           9,772          35,979
    Selling and marketing (including non cash stock
            compensation of $937 in 1999) ................            304           6,325          71,180
    General and administrative (including non cash stock
            compensation of $29,408 in 1999) .............          2,637          26,239          92,585
    Depreciation and amortization ........................             11           1,584          55,110
                                                             ------------    ------------    ------------

                Total operating expenses .................          2,952          43,920         294,113
                                                             ------------    ------------    ------------

                Operating loss ...........................         (2,952)        (43,891)       (206,431)

Other (income) expense:
    Interest expense .....................................            396          11,934          51,313
    Interest income ......................................            (13)         (4,697)         (6,464)
    Other expense (income) ...............................             --              27            (284)
                                                             ------------    ------------    ------------

                    Net loss .............................         (3,335)        (51,155)       (250,996)

Accretion of mandatorily redeemable preferred stock ......           (726)         (8,567)        (24,124)
                                                             ------------    ------------    ------------

                    Net loss attributable to common equity   $     (4,061)   $    (59,722)   $   (275,120)
                                                             ============    ============    ============

Net loss attributable to common equity per share--
    basic and diluted ....................................   $    (111.74)   $      (2.19)   $      (3.58)
                                                             ============    ============    ============

Weighted average common equity shares outstanding--
    basic and diluted ....................................         36,340      27,233,786      76,895,391
                                                             ============    ============    ============

The accompanying notes are an integral part of these financial statements.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                ($ in thousands)


                                                                                                                         Additional
                                                                      Series F                                            Paid-in
                                                                   Preferred stock             Common stock               capital
                                                             -------------------------    --------------------------    ----------
                                                               Shares          Amount       Shares         Amount
                                                             -----------    -----------   -----------    -----------
Balance, December 31, 1996 .................................          --    $        --        43,124    $         2    $        --
Issuance of common stock for cash ..........................          --             --         6,875             --             --
Accretion of mandatorily redeemable preferred
stock ......................................................          --             --            --             --             --
Noncash redemption of equity interests .....................          --             --       (30,664)            (1)            --
Net loss ...................................................          --             --            --             --             --
                                                             -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1997 .................................          --             --        19,335              1             --
Noncash redemption of equity interests .....................          --             --       (19,335)            (1)            --
Issuance of preferred and common stock for cash,
licenses and AT&T agreements ...............................  10,308,676            103    46,262,185            462             --
Accretion of mandatorily redeemable preferred
stock ......................................................          --             --            --             --             --
Noncash issuance of restricted stock to
employees ..................................................          --             --     3,095,473             31             --
Repurchase of common stock for cash ........................          --             --            --             --             --
Compensation expense related to restricted stock awards ....          --             --            --             --             --
Net loss ...................................................          --             --            --             --             --
                                                             -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1998 .................................  10,308,676            103    49,357,658            493             --
Issuance of preferred stock and common stock for
cash and licenses ..........................................   4,604,102             46    23,231,331            233         21,550
Issuance of common stock in initial public offering ........          --             --    10,580,000            106        197,211
Costs associated with initial public offering ..............          --             --            --             --         (1,801)
Deferred compensation expense related to stock option grants
and restricted stock awards ................................          --             --            --             --         73,049
Compensation expense related to stock option grants and
restricted stock awards ....................................          --             --            --             --             --
Non-cash issuance of restricted stock ......................          --             --     2,423,232             24          1,558
Repurchase of common stock for cash ........................                                                                     (1)
Accretion of manditorily redeemable preferred
stock ......................................................          --             --            --             --        (24,124)
Net loss ...................................................          --             --            --             --             --
                                                             -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1999 .................................  14,912,778    $       149    85,592,221    $       856    $   267,442
                                                             ===========    ===========   ===========    ===========    ===========

                                                                              Common stock
                                                                Deferred      Subscriptions
                                                              Compensation     Receivable          Treasury stock
                                                              ------------     -----------    -------------------------
                                                                                                Shares         Amount
                                                                                              -----------    -----------
Balance, December 31, 1996 .................................    $        --    $        --             --    $        --
Issuance of common stock for cash ..........................             --             --             --             --
Accretion of mandatorily redeemable preferred
stock ......................................................             --             --             --             --
Noncash redemption of equity interests .....................             --             --             --             --
Net loss ...................................................             --             --             --             --
                                                                -----------    -----------    -----------    -----------

Balance, December 31, 1997 .................................             --             --             --             --
Noncash redemption of equity interests .....................             --             --             --             --
Issuance of preferred and common stock for cash,
licenses and AT&T agreements ...............................             --            (86)            --             --
Accretion of mandatorily redeemable preferred
stock ......................................................             --             --             --             --
Noncash issuance of restricted stock to
employees ..................................................            (10)            --             --             --
Repurchase of common stock for cash ........................              2             --       (552,474)            --
Compensation expense related to restricted stock awards ....              1             --             --             --
Net loss ...................................................             --             --             --             --
                                                                -----------    -----------    -----------    -----------

Balance, December 31, 1998 .................................             (7)           (86)      (552,474)            --
Issuance of preferred stock and common stock for
cash and licenses ..........................................             --           (105)            --             --
Issuance of common stock in initial public offering ........             --             --             --             --
Costs associated with initial public offering ..............             --             --             --             --
Deferred compensation expense related to stock option grants
and restricted stock awards ................................        (73,049)            --             --             --
Compensation expense related to stock option grants and
restricted stock awards ....................................         31,817             --             --             --
Non-cash issuance of restricted stock ......................         (1,573)            --        959,259             --
Repurchase of common stock for cash ........................              1       (406,785)                           --
Accretion of manditorily redeemable preferred
stock ......................................................             --             --             --             --
Net loss ...................................................             --             --             --             --
                                                                -----------    -----------    -----------    -----------

Balance, December 31, 1999 .................................    $   (42,811)   $      (191)            --    $        --
                                                                ===========    ===========    ===========    ===========


                                                                Accumulated
                                                                  Deficit          Total
                                                                -----------    -----------


Balance, December 31, 1996 .................................     $      (814)   $      (812)
Issuance of common stock for cash ..........................              --             --
Accretion of mandatorily redeemable preferred
stock ......................................................            (726)          (726)
Noncash redemption of equity interests .....................              --             (1)
Net loss ...................................................          (3,335)        (3,335)
                                                                 -----------    -----------

Balance, December 31, 1997 .................................          (4,875)        (4,874)
Noncash redemption of equity interests .....................              --             (1)
Issuance of preferred and common stock for cash,
licenses and AT&T agreements ...............................            (383)            96
Accretion of mandatorily redeemable preferred
stock ......................................................          (8,567)        (8,567)
Noncash issuance of restricted stock to
employees ..................................................             (21)
Repurchase of common stock for cash ........................              (2)            --
Compensation expense related to restricted stock awards ....              --              1
Net loss ...................................................         (51,155)       (51,155)
                                                                 -----------    -----------

Balance, December 31, 1998 .................................         (65,003)       (64,500)
Issuance of preferred stock and common stock for
cash and licenses ..........................................              --         21,724
Issuance of common stock in initial public offering ........              --        197,317
Costs associated with initial public offering ..............              --         (1,801)
Deferred compensation expense related to stock option grants              --             --
and restricted stock awards
Compensation expense related to stock option grants and
restricted stock awards ....................................              --         31,817
Non-cash issuance of restricted stock ......................              --              9
Repurchase of common stock for cash ........................                             --
Accretion of manditorily redeemable preferred
stock ......................................................              --        (24,124)
Net loss ...................................................        (250,996)      (250,996)
                                                                 -----------    -----------

Balance, December 31, 1999 .................................     $  (315,999)   $   (90,554)
                                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)


                                                                                              For the year ended December 31,
                                                                                        -------------------------------------------
                                                                                           1997            1998              1999
                                                                                        ---------        ---------        ---------
Cash flows from operating activities:
    Net loss ....................................................................       $  (3,335)       $ (51,155)       $(250,996)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization ............................................              11            1,584           55,110
       Noncash compensation expense related to stock option .....................              --                2           31,817
       grants  and restricted stock awards
       Noncash interest expense .................................................             134            1,182           32,718
       Bad debt expense .........................................................              --               --            2,962
       Noncash general and administrative expense charge
          by affiliates .........................................................              --              197               --
    Changes in cash flow from operations resulting from
       changes in assets and liabilities:
       Accounts receivable ......................................................              --               --          (23,581)
       Inventory ................................................................              --             (778)         (15,024)
       Prepaid expenses .........................................................              --           (2,186)            (845)
       Other current assets .....................................................             (52)          (1,145)             421
       Other assets .............................................................             (27)            (256)            (761)
       Accounts payable .........................................................             619           11,586           24,808
       Accrued expenses .........................................................              --            9,145           17,831
       Accrued interest .........................................................             258            2,046           (3,104)
       Deferred revenue .........................................................              --               --            1,709
                                                                                        ---------        ---------        ---------

          Net cash used in operating activities .................................          (2,392)         (29,778)        (126,935)
                                                                                        ---------        ---------        ---------

Cash flows from investing activities:
    Expenditures for network under development, wireless
       network and property and equipment .......................................          (1,134)        (107,542)        (298,506)
    Capitalized interest on network under development
       and wireless network .....................................................              --             (227)          (5,317)
    Expenditures for microwave relocation .......................................              --           (3,340)          (5,654)
    Purchase of PCS licenses ....................................................              --          (21,000)        (114,238)
    Partial refund of deposit on PCS licenses ...................................           1,561               --               --
    Purchase of intangibles--AT&T agreements ....................................              --               --          (17,310)
                                                                                        ---------        ---------        ---------

          Net cash provided by (used in) investing activities ...................             427         (132,109)        (441,025)
                                                                                        ---------        ---------        ---------

Cash flows from financing activities:
    Proceeds from sale of mandatorily redeemable
       preferred stock ..........................................................           1,500           26,661           70,323
    Receipt of preferred stock subscription receivable ..........................              --               --            9,414
    Direct issuance costs from sale of mandatorily
       redeemable preferred stock ...............................................              --           (1,027)          (2,500)
    Proceeds from sale of common stock and series F preferred stock .............              --               38           21,724
    Proceeds from long-term debt ................................................           2,809          257,492          407,635
    Proceeds associated with initial public offering ............................              --               --          197,317
    Direct issuance cost from the initial public offering .......................              --               --           (1,801)
    Purchases of treasury shares ................................................              --               --               --
    Payments on long term debt ..................................................              --           (2,073)         (50,451)
    Payments of deferred financing costs ........................................              --           (9,110)         (12,742)
    Net increase  in amounts due to affiliates ..................................             171             (928)            (362)
                                                                                        ---------        ---------        ---------
          Net cash provided by financing activities .............................           4,480          271,053          638,557
                                                                                        ---------        ---------        ---------
Net increase in cash and cash equivalents .......................................           2,515          109,166           70,597
Cash and cash equivalents at the beginning of period ............................              52            2,567          111,733
                                                                                        ---------        ---------        ---------
Cash and cash equivalents at the end of period ..................................       $   2,567        $ 111,733        $ 182,330
                                                                                        =========        =========        =========


The accompanying notes are an integral part of these financial statements.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)



                                                                  For the year ended
                                                                      December 31,
                                                              ------------------------------
                                                                1997       1998      1999
                                                              --------   --------   --------

Supplemental disclosure of cash flow Information:
        Cash paid for income taxes ........................   $     --   $     --   $     --
        Cash paid for interest ............................         --      9,786     24,342
Supplemental disclosure of non-cash investing and financing
    activities:
        Network under development and
            microwave relocation costs
            included in accounts payable
            and accrued expenses ..........................      2,485     98,092     32,424
        Issuance of mandatorily
            redeemable preferred stock
            and preferred stock in
            exchange for PCS licenses and
            AT&T agreements ...............................         --    100,900      2,674
        Issuance of mandatorily
            redeemable preferred stock
            and common stock in
            exchange for stock
            subscriptions receivable ......................         --     76,000     27,191
        U.S. Government financing of
            PCS licenses ..................................      9,193         --     11,551
        Discount on U.S. Government
            financing .....................................      1,600         --      1,631
        Conversion of notes payable to
            stockholders into preferred
            stock .........................................        499     25,300         --
        Accretion of preferred stock
            dividends .....................................        726      8,567     24,124
        Redemption of equity interests ....................      6,370         --         --
        Distribution of net assets to
            Affiliates ....................................      3,645         --         --
        Notes payable to affiliates .......................      2,725         --         --
        Capitalized interest ..............................   $    131   $ 2 ,055   $  5,409


The accompanying notes are an integral part of these financial statements.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


1.   Organization and Business

     TeleCorp Holding Corp., Inc. (Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services (PCS) licenses (the Auction) in April 1997. Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). Holding qualifies as a Designated Entity and Very Small Business under Part 24 of the rules of the FCC applicable to broadband PCS.

     In April 1997, Holding entered into an agreement to transfer the PCS licenses for the Houston, Tampa, Melbourne and Orlando BTAs to four newly-formed entities created by Holding's existing stockholder group: THC of Houston, Inc.; THC of Tampa, Inc.; THC of Melbourne, Inc.; and THC of Orlando, Inc. These licenses were transferred along with the related operating assets and liabilities in exchange for investment units consisting of Class A, B and C common stock and Series A preferred stock in August 1997.

     TeleCorp PCS, Inc. (TeleCorp) was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of Holding. TeleCorp is the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in its licensed regions in connection with a strategic alliance with AT&T Wireless and its affiliates (collectively AT&T). Upon finalization of the AT&T Transaction, Holding became a wholly-owned subsidiary of TeleCorp (see Note 9). TeleCorp and Holding are hereafter referred to as the Company.

     TeleCorp PCS, Inc. is the largest AT&T Wireless affiliate in the United States in terms of licensed population, with licenses covering markets where approximately 16.7 million people reside. The Company provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States.

     Under the terms of the AT&T strategic alliance, the Company is AT&T's exclusive provider of wireless mobility services in the eight covered markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo together with the SunCom brand name and logo, giving equal emphasis to each in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T Wireless provides coast-to-coast coverage to TeleCorp customers.

2.   Summary of Significant Accounting Policies

     Basis of presentation

     Holding was formed to explore various business opportunities in the wireless telecommunications industry. TeleCorp was formed to continue the activity of Holding through its strategic alliance with AT&T. For purposes of the accompanying financial statements, Holding has been treated as a "predecessor" entity. Therefore, the financial statements for the year ended December 31, 1997 include the historical financial information of Holding, the predecessor entity. The financial statements as of and for the year ended December 31, 1998 and for all periods thereafter, include the historical financial information of Holding and TeleCorp. The Chief Executive Officer and President of Holding maintain the positions of Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, of TeleCorp. In addition, these officers own a majority of the voting stock of TeleCorp and, prior to the finalization of the AT&T Transaction, owned a majority of the voting stock of Holding. As a result of this relationship, certain financing relationships and the similar nature of business activities, Holding and TeleCorp were considered companies under common control.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


    Risks and uncertainties

     The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities for at least the next several years while it constructs its network and develops its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company's is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which includes TeleCorp Communications, Inc., TeleCorp LLC and Holding. All intercompany accounts and transactions have been eliminated in consolidation.

     Development Stage Company

     Prior to January 1, 1999, the Company's activities principally were planning and participation in the Auction, initiating research and development, conducting market research, securing capital and developing its proposed service and network. Since the Auction, the Company has been relying on the borrowing of funds and the issuance of common and preferred stock rather than recurring revenues, for its primary sources of cash flow. Accordingly, the Company's financial statements for all periods prior to January 1, 1999 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." In the first quarter of 1999, the Company commenced operations and began providing wireless mobility services for its customers. As a result, the Company exited the development stage in the quarter ended March 31, 1999.

     Fair Value of Financial Instruments

     The Company believes that the carrying amount of its financial instruments approximate fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company sells products and services to various customers throughout many regions in the United States and Puerto Rico. The Company routinely assesses the strength of its customers and maintains allowances for anticipated losses.

     For the years ended December 31, 1997, 1998 and 1999, no one customer accounted for 10% or more of total revenues or accounts receivable.

     Cash Equivalents

     The Company considers all highly liquid instruments with a maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

     Inventory

     Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market and is recorded net of an allowance for obsolescence, if required.

     Property and Equipment and Network Under Development

     Property and equipment are recorded at cost and depreciation is computed using the straight-line method over the following estimated useful lives:

  Computer equipment...............................................   3 to 5 years
  Network under development and wireless network...................   5 to 10 years upon commencement of service
  Internal use software............................................   3 years
  Furniture, fixtures and office equipment.........................   5 years
  Leasehold improvements...........................................   Lesser of useful life or lease term

     Expenditures for repairs and maintenance are charged to operations when incurred. Gains and losses from disposals, if any, are included in the statements of operations. Network under development includes all costs related to engineering, cell site acquisition, site development, interest expense and other development costs being incurred to ready the Company's wireless network for use.

     Internal and external costs incurred to develop the Company's billing, financial systems and other internal applications during the application development stage are capitalized as internal use software. All costs incurred prior to the application development stage are expensed as incurred. Training costs and all post implementation internal and external costs are expensed as incurred.

     PCS Licenses and Microwave Relocation Costs

     PCS licenses include costs incurred, including capitalized interest related to the U.S. Government financing, to acquire FCC licenses in the 1850-1990 MHz radio frequency band. Interest capitalization on the U.S. Government financing began when the activities necessary to get the Company's network ready for its intended use were initiated and concluded when the wireless networks were ready for intended use. The PCS licenses are issued conditionally for ten years. Historically, the FCC has granted license renewals providing the licensees have complied with

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


applicable rules, policies and the Communications Act of 1934, as amended. The Company believes it has complied with and intends to continue to comply with these rules and policies.

     As a condition of each PCS license, the FCC requires each license-holder to relocate existing microwave users (Incumbents) within the awarded spectrum to microwave frequencies of equal capacity. Microwave relocation costs include the actual and estimated costs incurred to relocate the Incumbent's microwave links affecting the Company's licensed frequencies.

     The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in March 1999, when PCS services commenced in certain BTAs. Amortization is calculated using the straight-line method over 40 years.

     Intangible assets--AT&T Agreements

     The AT&T Agreements consist of the fair value of various agreements with AT&T exchanged for mandatorily redeemable preferred stock and Series F preferred stock (see Notes 9 and 10). The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from three to ten years.

     Long-Lived Assets

     The Company periodically evaluates the recoverability of the carrying value of property and equipment, network under development, intangible assets, PCS licenses and microwave relocation costs. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the present value of expected future cash flows are less than the assets' carrying value. No such impairment losses have been recognized to date.

     Deferred Financing Costs

     Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt.

     Revenue Recognition

     The Company earns revenue by providing wireless mobility services to both its subscribers and subscribers of other wireless carriers traveling in the Company's service area, as well as sale of equipment and accessories.

     Wireless mobility services revenue consists of monthly recurring and non-recurring charges for local, long distance, roaming and airtime used in excess of pre-subscribed usage. Generally, access fees, airtime roaming and long distance charges are billed monthly and are recognized when service is provided. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided.

     Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


     Equipment revenue is recognized upon delivery of the equipment to the customer and when future obligations are no longer significant.

     Advertising Costs

     The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred.

     Income Taxes

     The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities.

     Accounting for Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". The Company discloses in Note 11 to the financial statements the pro forma net loss and the pro forma basic and diluted net loss per share as if the Company had applied the method of accounting prescribed by SFAS No. 123.

     The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the strike price and the estimated fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

     Interest Rate Swaps

     The Company uses interest rate swaps to hedge the effects of fluctuations in interest rates from their Senior Credit Facility (see Note 8). These transactions meet the requirements for hedge accounting, including designation and correlation. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


     Net Loss Attributable to Common Equity Per Share

     The Company computes net loss attributable to common equity per share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss attributable to common equity per share is computed by dividing the net loss attributable to common equity for the period by the weighted average number of common equity shares outstanding during the period. The weighted average number of common shares outstanding includes the Series F Preferred Stock, which is a participating stock and has no preferential rights over Common Stock, and all classes of Common Stock. Diluted net loss attributable to common equity per share is computed by dividing the net loss attributable to common equity for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common equity in each of the periods presented, basic and diluted net loss attributable to common equity per share are the same.

     Segment Reporting

     The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the south-central and northeastern United States and Puerto Rico. The Company operates in various MTAs including New Orleans, LA, Memphis, TN, Little Rock, AR, Boston, MA and San Juan, Puerto Rico.

     Reclassifications

     Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the presentations of the 1999 consolidated financial statements.

     Recently Issued Accounting Standards

     In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in thee process of determining the effect of adopting this standard.

     In December 1999, the SEC released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the Company for the quarter ended March 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


3.   Accounts Receivable

     Accounts receivables consists of the following:

                                                          December 31,
                                                     ---------------------
                                                      1998          1999
                                                     ------       --------
     Accounts receivable .....................       $   --       $ 26,203
     Allowance for doubtful accounts .........           --         (2,622)
                                                     ======       ========
                                                     $   --       $ 23,581
                                                     ======       ========

     Bad debt expense for the year ended December 31, 1999 was $2,962.

4.   Inventory

     Inventory consists of the following:

                                                         December 31,
                                                   ------------------------
                                                     1998             1999
                                                   -------          -------
     Handsets ...........................          $   778          $15,090
     Accessories ........................               --              712
                                                   =======          =======
     Total inventory ....................          $   778          $15,802
                                                   =======          =======


5.   Property and Equipment

     Property and equipment consists of the following:


                                                          December 31,
                                                    ----------------------
                                                      1998          1999
                                                    ---------    ---------
     Wireless network ...........................   $      --    $ 364,491
     Network under development ..................     170,886       21,758
     Computer equipment .........................      10,115       16,888
     Internal use software ......................      11,161       21,648
     Leasehold improvements .....................       3,205       12,011
     Furniture, fixtures and office equipment ...       2,924       10,855
     Land .......................................          --           49
                                                    ---------    ---------
                                                      198,291      447,700
     Accumulated depreciation ...................        (822)     (47,250)
                                                    =========    =========
                                                    $ 197,469    $ 400,450
                                                    =========    =========


     Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $11, $811, and $46,428, respectively.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


6.      PCS Licenses and Microwave Relocation Costs

     PCS licenses, microwave relocation costs, and capitalized interest consist of the following:


                                                         December 31,
                                                 -------------------------
                                                   1998             1999
                                                 ---------       ---------
     PCS licenses ........................       $ 104,737       $ 221,650
     Microwave relocation costs ..........          12,457          47,835
     Capitalized interest ................             913           1,005
                                                 ---------       ---------
                                                   118,107         270,490
     Accumulated amortization ............              --          (2,808)
                                                 $ 118,107       $ 267,682
                                                 =========       =========


     Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1997, 1998 and 1999 was $0, $0, and $2,808, respectively.

7.   Accrued Expenses

          Accrued expenses consist of the following:

                                                           December 31,
                                                     -----------------------
                                                      1998            1999
                                                     -------        -------
     Property and equipment .................        $85,635        $32,725
     Sales taxes ............................             --          8,263
     Bonuses and vacation ...................          2,386          6,079
     Selling and marketing ..................            347          3,496
     Other ..................................          6,700          7,955
                                                     -------        -------
                                                      95,068         58,518
     Less: non-current portion ..............            196          6,541
                                                     -------        -------
                                                     $94,872        $51,977
                                                     =======        =======

8.   Long-term Debt

          Long-term debt consists of the following:


                                                           December 31,
                                                      ---------------------
                                                        1998         1999
                                                      --------     --------
     Senior subordinated discount notes .........     $     --     $354,291
     Senior credit facilities ...................      225,000      225,000
     Lucent notes payable .......................       10,460       43,504
     U.S. Government financing ..................        7,925       17,776
                                                      --------     --------
                                                       243,385      640,571
     Less: current portion ......................           --        1,361
                                                      --------     --------
                                                      $243,385     $639,210
                                                      ========     ========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


     Senior Subordinated Discount Notes

     On April 23, 1999, the Company completed the issuance and sale of 115/8% Senior Subordinated Discount Notes (the Notes) with an aggregate principal amount at maturity of $575,000. The total gross proceeds from the sale of the Notes were $327,635. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled $10,999. The Notes mature April 15, 2009, unless previously redeemed by the Company. As interest accrues, it will be added to the principal as an increase to interest expense and the carrying value of the Notes until April 15, 2004. The Company will begin paying interest semi-annually beginning October 15, 2004. The Notes are not collateralized. The Notes are subordinate to all of the Company's existing and future senior debt and ranks equally with all other senior subordinated debt, and ranks senior to all of the Company's existing and future subordinated debt. The Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc. (see Note 19). As of December 31, 1999 accrued interest added to the principal was $26,656. In October 1999, the Company registered the Notes with the Securities and Exchange Commission to become publicly traded securities. Offering expenses totaled $917 and are accounted for as debt issuance costs.

     Senior Credit Facilities

     In July 1998, the Company entered into a credit facility (the Senior Credit Facility) with a group of commercial lenders, under which the Company may borrow up to $525,000, in the aggregate, consisting of (i) up to $150,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date of January 2007, (ii) a $150,000 term loan (the Tranche A Term Loan) with a maturity date of January 2007, and (iii) a $225,000 term loan (the Tranche B Term Loan) with a maturity date of January 2008. In October 1999, the Company entered into amendments to increase the amount of credit available to $560,000. A total of $225,000 of indebtedness from the Tranche B Term Loan was outstanding as of December 31, 1998 and 1999. The Senior Credit Facility also provides for an uncommitted $75,000 senior term loan (the Expansion Facility) with a maturity date of January 2008.

     Beginning in September 2002, principal repayments will be made in 18 quarterly installments for the Tranche A Term Loan and 22 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan are as follows: first six, $3,750; next four, $9,375; last eight, $11,250. Quarterly principal repayments for the Tranche B Term Loan are as follows: first 18, $562, last four, $53,721. Interest payments on the senior credit facility are made quarterly. The Senior Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events.

     The commitment to make loans under the Tranche A Term loan will terminate in July 2001, or earlier if elected by the Company. Beginning in April 2005, the commitment to make loans under the Senior Revolving Credit Facility will be permanently reduced on a quarterly basis through April 2007 as follows: first four reductions, $12,500; last four reductions $25,000. The unpaid principal on the Senior Revolving Credit Facility is due January 2007. In July 2000, if the undrawn portion of the Tranche A Term Loan exceeds $50,000 the amount of the Tranche A Term Loan will be automatically reduced by such excess.

     The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 125 to 325 basis points based upon certain events by the Company, as specified. The Applicable Margin for ABR Loans will range from 25 to 225 basis points based upon certain events by the Company, as specified. At December 31, 1998, the interest rate applicable to the Tranche B Term Loan was 8.75% and interest incurred for the year ended December 31, 1998 was $9,210 of which $7,710 was expensed and $1,500 was capitalized. At December 31, 1999, the interest rate applicable to the Tranche B Term Loan was 9.12%,

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


and for the year ended December 31, 1999 interest incurred on the Tranche B Term Loan was $19,110 of which $13,793 was expensed and $5,317 was capitalized.

     The loans from the Senior Credit Facility are subject to an annual commitment fee which ranges from 0.50% to 1.25% of the available portion of the Tranche A Term Loan and the Senior Revolving Credit Facility. The Company has expensed $3,306 and $3,817, for the year ended December 31, 1998 and 1999, respectively, related to these bank commitment fees. The Senior Credit Facility requires the Company to purchase interest rate hedging contracts covering amounts equal to at least 50% of the total amount of the outstanding indebtedness of the Company. As of December 31, 1998 and 1999, the Company hedged 100% of its outstanding indebtedness of $225,000 to take advantage of favorable interest rate swaps. The six outstanding interest rate swap contracts fix LIBOR at annual interest rates from 5.20% to 5.26%. The contracts mature in September of 2003.

     Initially, borrowings under the Senior Credit Facility are subject to a maximum Senior Debt to Total Capital ratio, as defined, of 50%. This ratio has been increased to 55% because certain specified operating benchmarks have been achieved. In addition, the Company must comply with certain financial and operating covenants. The financial covenants include various debt to equity, debt to EBITDA, interest coverage, and fixed charge coverage ratios, as defined in the Senior Credit Facility. The operating covenants include minimum subscribers, minimum aggregate service revenue, minimum coverage of population and maximum capital expenditure thresholds. As of December 31, 1998 and 1999, the Company was in compliance with these covenants.

     The Company may utilize the Expansion Facility as long as the Company is not in default of the Senior Credit Facility and is in compliance with each of the financial covenants. However, none of the lenders are required to participate in the Expansion Facility.

     The Senior Credit Facility is collateralized by substantially all of the assets of the Company. In addition, the Senior Credit Facility has been guaranteed by the Company's subsidiaries and shall be guaranteed by subsequently acquired or organized domestic subsidiaries of the Company.

     Lucent Notes Payable

     In May 1998, the Company entered into a Note Purchase Agreement (the Lucent Note Agreement) with Lucent Technologies, Inc. (Lucent) which provides for the issuance of increasing rate 8.5% Series A (the Series A Notes) and 10.0% Series B (the Series B Notes) junior subordinated notes (the Subordinated Notes) with an aggregate face value of $80,000. The aggregate face value of the Subordinated Notes shall decrease dollar for dollar, upon the occurrence of certain events as defined in the Lucent Note Agreement. The proceeds of the Subordinated Notes are to be used to develop the Company's network in certain designated areas. As of December 31, 1998 and 1999, the Company had $10,460 and $43,504, respectively outstanding under the Series A Notes. During the year ended December 31, 1999, the Company borrowed and repaid $40,000 on the Lucent Series B Notes plus $228 of accrued interest. Interest expense for the years ended December 31, 1998 and 1999 was $460 and $3,044, respectively.

     The Series A and Series B Notes will not amortize and will have a maturity date six months after the final maturity of the Company's high yield debt offering, but in no event later than May 1, 2012. The Series A Notes will have a mandatory redemption at par plus accrued interest from the proceeds of a subsequent equity offering to the extent the net proceeds exceed an amount identified in the Lucent Note Agreement. If the Series A Notes and Series B Notes are not redeemed in full by January 2001 and January 2000, respectively, the interest rate on each note will increase by 1.5% per annum on January 1. However, the interest rate applicable to the Subordinated Notes shall not exceed 12.125%. Interest payable on the Series A Notes and the Series B Notes on or prior to May 11, 2004 shall be payable in additional Series A and Series B Notes. Thereafter, interest shall be paid in arrears in cash on each six month and yearly anniversary of the Series A and Series B closing date or, if cash interest payments are prohibited

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


under the Senior Credit Facility and/or the Senior Subordinated Discount Notes, in additional Series A and Series B Notes. As of December 31, 1998 and 1999, interest accrued under the Series A Notes of $460 and $3,504, respectively has been included in long-term debt.

     The Company may redeem the Subordinated Notes held by Lucent or any of its affiliates at any time. The Series A Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2002 and after May 2007. The Series B Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2000 and after May 2005. Any redemption after May 2007, in the case of the Series A Notes, and May 2005, in the case of the Series B Notes, shall be subject to an interest rate premium, as specified. All of the outstanding notes under the Lucent Note Agreement as of December 31, 1998 and 1999 are held by Lucent. The Company must comply with certain operating covenants. As of December 31, 1998 and 1999, the Company was in compliance with these operating covenants.

     In October 1999, the Company entered into an amended and restated note purchase agreement with Lucent for the issuance of up to $12,500 of new series A notes and up to $12,500 of new series B notes under a vendor expansion facility in connection with prior acquisitions of licenses in certain markets. The terms of these notes issued under these facilities are identical to the original Lucent series A and series B notes.

     In addition, pursuant to the amended and restated note purchase agreement, Lucent has agreed to make available up to an additional $50.0 million of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets the Company acquires. This $50.0 million of availability is subject to a reduction up to $20 million on a dollar for dollar basis of any additional amounts Lucent otherwise lends to the Company for such purposes under the Company's senior credit facilities. Any notes purchased under this facility would be divided equally between Lucent series A and series B notes. The terms of Lucent series A and series B notes issued under these expansion facilities would be identical to the terms of the original Lucent series A and series B notes as amended, including a maturity date of October 23, 2009.

     In addition, any Lucent series B notes issued under the vendor expansion facility will mature and will be subject to mandatory prepayment on a dollar for dollar basis out of the net proceeds of any future public or private offering or sale of debt securities, exclusive of any private placement of notes issued to finance any additional markets and borrowings under the senior credit facilities or any replacement facility.

     U.S. Government financing

     As of December 31, 1998 and 1999, the Company owes the U.S. Government $9,192 and $20,247, less a discount of $1,268 and $2,471, respectively, for the acquisition of PCS licenses.

     The terms of the notes related to the PCS licenses in New Orleans, Memphis, Beaumont and Little Rock obtained during the 1997 F-Block auction include: an interest rate of 6.25%, quarterly interest payments which commenced in July 1998 and continue for the one year thereafter, then quarterly principal and interest payments for the remaining 9 years. The promissory notes are collateralized by the underlying PCS licenses.

     During the year ended December 31, 1999, the Company completed the acquisition of additional PCS licenses from Digital PCS, LLC and Wireless 2000, Inc. (see Note 10). As part of these acquisitions, the Company assumed additional U.S. Government financing with the FCC amounting to $11,551, less a discount of $1,631. The terms of the notes include an interest rate of 6.125% for notes assumed from Digital PCS, LLC and 7.00% for notes assumed from Wireless 2000, Inc., quarterly interest payments for a two-year period and then quarterly principal and interest payments for the remaining eight years.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


        The notes were discounted using management's best estimate of the prevailing market interest rate at the time of issuance of 10.25%.

        In connection with entering into the senior credit facilities and the senior-subordinated discount notes, the Company incurred certain debt issuance costs. The Company capitalized debt issuance costs of $9,110 and $12,742, during the years ended December 31, 1998 and 1999, respectively. The financing costs are being amortized using the straight-line method over the term of the related debt. For the years ended December 31, 1998 and 1999, the Company recorded interest expense related to the amortization of the deferred financing costs of $525 and $1,750, respectively.

        As of December 31, 1999, minimum required annual principal repayment (undiscounted) under all of the Company's outstanding debt obligations were as follows:


For the year ending December 31,
       2000 ............................................          $  1,361
       2001 ............................................             1,448
       2002 ............................................             2,102
       2003 ............................................             5,561
       2004 ............................................             5,785
       Thereafter ......................................           847,494
                                                                  --------
       Total ...........................................          $863,751
                                                                  ========

9.   AT&T Transaction

     In January 1998, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with AT&T Wireless PCS, Inc. and TWR Cellular, Inc. (both subsidiaries of AT&T Corporation and collectively referred to as AT&T PCS), the stockholders of Holding and various venture capital investment firms (the Cash Equity Investors). The Securities Purchase Agreement allows the Company to be a provider of wireless mobility services in its licensed regions utilizing the AT&T brand name.

     Upon the receipt of FCC approval in July 1998, the Company finalized the transaction contemplated in the Securities Purchase Agreement (the AT&T Transaction). As a result, the Company (i) issued preferred stock and paid AT&T $21,000 in exchange for 20 MHz PCS licenses with a fair value of $94,850 and certain operating agreements with AT&T for exclusivity, network membership, long distance and roaming with a fair value of $27,050 (ii) issued preferred and common stock for 100% of the outstanding ownership interests in Holding, which includes 10 MHz PCS licenses which was recorded at historical cost; and (iii) issued preferred and common stock for a cash commitment from the Cash Equity Investors of $128,000 to be paid over a three year term plus an additional $5,000 upon the closing of the Digital PCS, Inc. transaction (see Note 10).

     The general terms of the operating agreements with AT&T are summarized below:

          AT&T Exclusivity: The Company will be AT&T's exclusive facilities-based provider of mobile wireless telecommunications services within the Company's BTAs for an initial ten year period. This agreement will automatically renew for a one-year term and then operate on a year-to-year basis unless one party terminates at least ninety (90) days prior to the end of any one-year term.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


          The Company has determined the fair value of this agreement to be $11,870 and is amortizing this value over the initial 10 year term.

          Network Membership License Agreement: The Network Membership License Agreement (the License Agreement) defines that AT&T will make available to the Company use of the AT&T logo and the right to refer to itself as a "Member of the AT&T Wireless Network" to market its PCS services. Through the use of these rights, the Company expects to participate in and benefit from AT&T promotional and marketing efforts. The License Agreement has an initial five-year term with a five-year renewal term if both the Company and AT&T elect to renew at least ninety 90 days prior to the expiration of the initial term. The Company determined the fair value of this agreement to be $8,480 and is amortizing this value over the initial five-year term.

     o Intercarrier Roamer Services Agreement: AT&T and the Company have entered into a twenty-year reciprocal roaming agreement provided that their customers who own tri-mode phones will roam on the other's mobile wireless systems at commercially reasonable rates to the extent commercially and technologically feasible. Thereafter, this agreement shall renew automatically on a year-to-year basis unless either the Company or AT&T terminates this agreement by written notice at least 90 days prior to the conclusion of the original or any subsequent term. After ten years, this agreement may be terminated by the Company or AT&T at any time upon 90 days prior written notice.

          The Company has determined the value of this roaming agreement to be $3,500 and is amortizing this value over the initial 10-year term.

     o Long Distance Agreement: The long distance agreement provides that AT&T will be the exclusive provider for long distance services to the Company's customers within the Company's licensed regions for an initial three year period. The long distance agreement requires that the Company meet a minimum traffic volume commitment during the term of the agreement. If the Company fails to meet such volume commitments, the Company must pay to AT&T the difference between the expected fee based on the volume of the commitment and the fees based on actual volume.

          The Company had determined the fair value of this agreement to be $3,200 and is amortizing this value over the initial three-year term.

     Triton PCS, Inc. (Triton), Tritel Communications (Tritel), and the Company have adopted a common brand, SunCom, which is co-branded with equal emphasis with the AT&T brand name and logo. On April 16, 1999, Triton, Tritel and TeleCorp Communications formed a new company, Affiliate License Co., L.L.C., to own, register and maintain the marks SunCom, SunCom Wireless and other SunCom and Sun formative marks (SunCom Marks) and to license the SunCom marks to Triton, Tritel and the Company. Triton, Tritel and TeleCorp Communications each have a 33% membership interest in Affiliate License Co., L.L.C. On April 16, 1999, Triton entered into an agreement to settle a potential dispute regarding prior use of the SunCom brand. In connection with this settlement, Triton agreed to pay $975 to acquire the SunCom Marks that were contributed to Affiliate License Co., L.L.C. The Company paid $325 in royalty payments to reimburse Triton for the contributed SunCom marks.

10.  Acquisitions

     On April 20, 1999, the Company completed the acquisition of 10 MHz PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana BTA's from Digital PCS, LLC. The total purchase price of $6,114 was

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


comprised of $2,335 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $4,102 less a discount of $609, and $286 in cash as reimbursement to Digital PCS, LLC, for interest due to the FCC incurred prior to close and legal costs. The entire purchase price has been allocated to the PCS license.

     As a result of completing the transaction with Digital PCS, LLC, the Cash Equity Investors have irrevocably committed to contribute $5,000 in exchange for mandatorily redeemable preferred stock and common stock over a two year period from the close of this transaction. As of December 31, 1999 the Company has received $2,200 of the $5,000 commitment.

     On May 24, 1999, the Company sold mandatorily redeemable preferred stock and preferred stock to AT&T for $40,000. On May 25, 1999, the Company acquired from AT&T 20 MHz PCS licenses covering the San Juan MTA, 27 constructed cell sites, a switching facility, leases for additional cell sites, the extension of the Network Membership License Agreement, Long Distance Agreement, Intercarrier Roamer Services Agreement and AT&T Exclusivity Agreement and the reimbursement of AT&T for microwave relocation costs, salary and lease payments (the Puerto Rico Transaction) incurred prior to acquisition. The total purchase price of this asset acquisition was $99,694 in cash plus legal fees of $252. The purchase price has been allocated to the assets acquired, based upon their estimated fair value as follows:

PCS licenses .....................................................       $70,421
Intangible assets--AT&T Agreements ...............................        17,310
Cell sites site acquisition, switching facility assets
  and other assets ...............................................         9,015
Microwave relocation costs .......................................         3,200
                                                                         -------
                                                                         $99,946

     As a result of completing this transaction, the Company's available borrowings under the Lucent Note Agreement increased by $15,000 ($7,500 of Series A and $7,500 of Series B) and certain Cash Equity Investors committed $39,997 in cash in exchange for mandatorily redeemable preferred and common stock. The Cash Equity Investors cash commitment of $39,997 will be funded over a three-year period from the close of this transaction. As of December 31, 1999, the Company received $17,999 of this cash commitment. As a part of obtaining this additional preferred and common stock financing, the Company paid $2,000 to a Cash Equity Investor upon the closing of the transaction. In addition, certain officers, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company were issued fixed and variable awards of 5,318 and 2,380,536 restricted shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, in exchange for their interest in Puerto Rico Acquisition Corporation. Puerto Rico Acquisition Corporation was a special purpose entity wholly-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. The fixed awards typically vest over a five-year period. The estimated fair value of these shares has been recorded as deferred compensation and is being amortized over the related vesting periods. The variable awards vested based upon the completion of the Company's initial public offering.

     On June 2, 1999 the Company acquired from Wireless 2000, Inc. 15 MHz PCS licenses in the Alexandria, Lake Charles and Monroe, Louisiana BTAs. The total purchase price of $7,448 was comprised of $371 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $7,449 less a discount of $1,022 and $650 in cash as reimbursement of microwave relocation costs and reimbursement of FCC interest and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

     In February 1999, Viper Wireless, Inc. (Viper), was formed to participate in the C-Block PCS license reauction for additional spectrum in most of the Company's markets. Viper was initially capitalized for $100 and was equally-owned by the Company's Chief Executive Officer and Executive Vice President-Chief Financial Officer. In order to

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


participate in the reauction, the Company paid the FCC an initial deposit of $17,819, on behalf of Viper. Simultaneously, the Company transferred this initial deposit to Viper in exchange for an 85% ownership interest which represented a 49.9% voting interest.

     On April 15, 1999, the FCC announced Viper was the high bidder for 15 MHz licenses in New Orleans, Houma and Alexandria, Louisiana, San Juan, Puerto Rico and Jackson, Tennessee and 30 MHz licenses in Beaumont, Texas. The total auction price is $32,286 plus legal fees of $47. During the year ended December 31, 1999, the FCC refunded $11,361 of the initial deposit; however, the Company was required to pay the FCC $11,059 as a final deposit on behalf of Viper. As of and for the year ended December 31, 1999, Viper had no financial activity other than its capitalization which includes the transfer of the initial deposit to Viper. The Company received final regulatory approval of the license transfer from the FCC on September 9, 1999. The entire purchase price has been allocated to the PCS licenses acquired.

     AT&T and certain of the Company's other stockholders have committed an aggregate of up to approximately $32,300 in exchange for additional shares of mandatorily redeemable preferred stock, Series F preferred stock and common stock of the Company. As part of this financing, the Company paid approximately $500 to an affiliate of a Cash Equity Investor for closing this preferred and common stock financing. In May and July 1999, AT&T and certain Cash Equity Investors funded approximately $17,516 of their commitment to the Company. The Company made its final payment of $14,770 to the FCC on September 13, 1999 with respect to these licenses and received the remaining funding commitments from AT&T and the certain Cash Equity Investors on September 29, 1999.

11.  Mandatorily Redeemable Preferred Stock and Stockholders' Equity

     Holding

     Holding's authorized capital stock consisted of 6,000 shares of no par value mandatorily redeemable Series A preferred stock, 125,000 shares of no par value Class A common stock, 175,000 shares of no par value Class B common stock and 175,000 shares of no par value Class C common stock. This capital stock was in existence during 1996, 1997, and through July 1998, the closing of the AT&T Transaction, at which time Holding became a wholly-owned subsidiary of the Company. Subsequent to the AT&T Transaction, the authorized and outstanding shares of Holding were cancelled and replaced with 1,000 authorized shares of common stock of which 100 shares were issued to the Company.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)



     TeleCorp

     On May 14, 1999, TeleCorp restated its Certificate of Incorporation, which was subsequently amended. The Restated Certificate of Incorporation, as amended, provides the Company with the authority to issue 918,339,090 shares of stock, consisting of the following:

                                   Par         Shares                                    Par              Shares
Preferred Stock                   Value       Authorized        Common Stock            Value           authorized
                                  -----       ----------        ------------            -----           ----------
Mandatorily redeemable
    Series A ..................    $0.01         100,000     Class A .................   $0.01         608,550,000
Mandatorily redeemable
    Series B ..................    $0.01         200,000     Class B .................   $0.01         308,550,000
Mandatorily redeemable
    Series C ..................    $0.01         215,000     Class C tracked .........   $0.01             309,000
Mandatorily redeemable
    Series D ..................    $0.01          50,000     Class D tracked .........   $0.01             927,000
Mandatorily redeemable
    Series E ..................    $0.01          30,000     Voting Preference .......   $0.01               3,090
Series F ......................    $0.01      15,450,000
                                              ----------                                               -----------
        Total .................               16,045,000        Total ................                 918,339,090
                                              ==========                                               ===========


     The following schedules represent the transactions that took place with respect to Holding's mandatorily redeemable preferred stock and common stock for the year ended December 31, 1998.

                                                      Series A preferred stock
                                                   ----------------------------
                                                     Shares            Amount
                                                   -----------      -----------
Balance, December 31, 1997 ...................             367      $ 4,144,340
Accretion of preferred stock dividends .......              --          224,484
Recapitalization of Holding ..................            (367)      (4,368,824)
                                                   -----------      -----------
Balance, December 31, 1998 ...................              --      $        --
                                                   ===========      ===========


                                     Class A               Class B             Class C
                                  Common stock           Common stock        Common stock          Common stock
                                ------------------    ------------------   ------------------   --------------------
                                 Shares     Amount     Shares     Amount    Shares     Amount     Shares     Amount      Total
                                --------   --------   --------   --------  --------   --------   --------   --------   --------
Balance, December 31, 1997 ..     4,834        856      1,974          --    12,527                                        856
Recapitalization of Holding .    (4,834)      (856)    (1,974)         --   (12,527)        --       100          --      (856)
Elimination of 100% of equity
    interests in Holding ....        --         --         --          --        --         --      (100)         --        --
                                --------   --------   --------   --------  --------   --------   --------   --------   --------
Balance, December 31, 1998 ..        --    $    --         --    $     --        --    $    --        --    $     --   $    --
                                ========   ========   ========   ========  ========   ========   ========   ========   ========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   ($ in thousands, except for per share data)


     The following schedule represents the transactions that took place with respect to TeleCorp's mandatorily redeemable preferred stock, Series F preferred stock and common stock for the period July 1998 to December 31, 1999:


                                                   Series A            Series C           Series D
                                                Preferred stock     Preferred stock    Preferred stock
                                              Shares    Amount    Shares     Amount    Shares    Amount
                                              ------   --------   -------   --------   ------   --------
Mandatorily redeemable
    preferred stock
Issuance of preferred stock to AT&T PCS for
    licenses
    and AT&T Agreements ...................   66,723   $ 66,723        --   $     --   34,267   $ 34,143
Issuance of preferred stock to cash Equity
    Investors, net of issuance costs of
    $1028 .................................       --         --   128,000    126,848       --         --
Accretion of preferred stock
    dividends .............................       --      3,040        --      3,819       --        946
Noncash issuance of
    restricted stock ......................       --         --        --         --       --         --
Repurchase of restricted stock for cash ...       --         --        --         --       --         --
Noncash issuance of preferred stock for
    equity of
Holding ...................................       --         --     7,348      4,334       --         --
                                              ------   --------   -------   --------   ------   --------
Balance, December 31, 1998 ................   66,723     69,763   135,348    135,001   34,267     35,089
Issuance of preferred stock
    for cash, net of issuance
    costs of $2,500 .......................   30,750     30,454    72,382     51,089   15,150     11,080
Issuance of preferred stock
    for PCS licenses and
    operating agreements ..................       --         --     2,878      2,674       --         --
Accretion of preferred stock
    dividends .............................       --      9,124        --     10,939       --      2,646
Noncash issuance of
    restricted stock ......................       --         --        --         --       --         --
Repurchase of restricted stock or cash ....       --         --        --         --       --         --
                                              ------   --------   -------   --------   ------   --------
Balance, December 31,
    1999 ..................................   97,473   $109,341   210,608   $199,703   49,417   $ 48,815
                                              ======   ========   =======   ========   ======   ========

                                                  Series E
                                               Preferred stock
                                              Shares      Amount         Total
                                              -------    ---------    ---------
Mandatorily redeemable
    preferred stock
Issuance of preferred stock to AT&T PCS for
    licenses
    and AT&T Agreements ...................        --    $      --    $ 100,866
Issuance of preferred stock to cash Equity
    Investors, net of issuance costs of
    $1,028 ................................        --           --      126,848
Accretion of preferred stock
    dividends .............................        --          541        8,346
Noncash issuance of
    restricted stock ......................     5,505            6            6
Repurchase of restricted stock for cash ...      (784)          (1)          (1)
Noncash issuance of preferred stock for
    equity of
Holding ...................................    14,156           10        4,344
                                              -------    ---------    ---------
Balance, December 31, 1998 ................    18,877          556      240,409
Issuance of preferred stock
    for cash, net of issuance
    costs of $2,500 .......................        --           --       92,623
Issuance of preferred stock
    for PCS licenses and
    operating agreements ..................        --           --        2,674
Accretion of preferred stock
    dividends .............................        --        1,415       24,124
Noncash issuance of
    restricted stock ......................     6,741          353          353
Repurchase of restricted stock or cash ....      (577)          (1)          (1)
                                              -------    ---------    ---------
Balance, December 31,
    1999 ..................................    25,041    $   2,323    $ 360,182
                                              =======    =========    =========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


                                                                                  Class C          Class D        Voting
                                                                                  tracked          tracked       Preference
                                          Series F             Class A         Common stock     Common stock  Common stock
                                       Preferred stock      Common stock       ---------------  -------------- -------------
                                        Shares    Amount    Shares     Amount   Shares  Amount  Shares  Amount Shares  Amount  Total
                                      ----------  ------  -----------  ------  -------  ------  ------- ------ ------  ------  -----
Series F preferred and
    Common stock
Issuance of common
    Stock to Cash Equity
    Investors for cash .............          --   $ --    37,540,390    $375   110,549   $1   827,487   $8      --   $ --   $  384
Issuance of preferred
    Stock to AT&T PCS
    For licenses and
    AT&T agreements ................  10,308,676    103            --      --        --   --        --   --      --     --      103
Exchange of 100% of
    Equity interests in
    Predecessor Company
    For equity in the
    Company ........................          --     --     7,583,463      76   173,264    2    23,942   --   3,090     --       78
Noncash issuance of
    Restricted stock ...............          --     --     3,095,473      31        --   --        --   --      --     --       31
Repurchase of restricted
    Stock for cash .................          --     --      (552,474)     --        --   --        --   --      --     --       --
                                      ----------   ----   -----------    ----   -------   --   -------   --   -----   ----   ------
Balance, December 31,
    1998 ...........................  10,308,676    103    47,666,852     482   283,813    3   851,429    8   3,090             596
Issuance of common
    Stock and preferred
    Stock for cash .................   4,604,102     46    22,366,242     224        --   --       --    --      --     --      270
Issuance of Common
    Stock in Initial
    Public Offering ................          --     --    10,580,000     106                                                   106

Issuance of common
    Stock for PCS
    Licenses and operating
    Agreements .....................          --     --       865,089       9        --   --       --    --      --     --        9
Noncash issuance of-
    Restricted stock ...............          --     --     3,382,493      24        --   --       --    --      --     --       24
Repurchase of restricted
    Stock for cash .................          --     --      (406,787)     --        --   --       --    --      --     --       --
                                      ----------   ----   -----------    ----   -------   --   -------   --   -----   ----   ------
Balance, December 31,
    1999 ...........................  14,912,778   $149    84,453,889    $845   283,813   $3   851,429   $8   3,090   $ --   $1,005
                                      ==========   ====   ===========    ====   =======   ==   =======   ==   =====   ====   ======


     Stock Split

     On August 27, 1999 and on November 5, 1999, the Company filed amendments to its certificate of incorporation with the Delaware Secretary of State to effect a 100 for 1 stock split and 3.09 for 1 stock split respectively, of its outstanding and authorized Series F preferred stock and all classes of its common stock. The stock splits have been retroactively reflected in the financial statements for all periods presented. In addition, the amendment to the Company's certificate of incorporation increased the authorized number of shares of each of the Class A common stock and the Class B common stock by 15 million. In addition, the Board of Directors and the stockholders approved further amendments and restatements to the Company's certificate of incorporation becoming effective upon the closing of the Company' initial public offering, including a 300 million increase in the number of authorized shares of the Company's class A common stock.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


     Initial Public Offering and Concurrent Offering

     On November 23, 1999 in an initial public offering of 10.58 million shares of Class A common stock for $20.00 per share, the Company raised proceeds of approximately $197,317, net of underwriter's discount of $3,703. Offering costs, including legal, accounting and printing costs associated with the offering totaled $1,801, and these costs were charged directly against paid-in capital.

     In a concurrent offering to AT&T Wireless, the Company issued 2,245,000 shares of Class A common stock for $18.65 per share. The Company raised proceeds of $41,869, which was received on January 18, 2000.

     There are no issued or outstanding shares of Series B preferred stock, Senior common stock or Class B common stock as of December 31, 1999.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)



     The conversion features and conversion prices of the Company's issued stock are summarized below:


  Convertible Security          Convertible Into                     Conversion Price
  --------------------          ----------------                     ----------------
Series A preferred stock      After July 2006, at the            The Series A conversion rate
                              holders' option, into Class A      is equal to the liquidation
                              common stock                       Preference of the Series A
                                                                 preferred stock on the
                                                                 conversion date Divided by the
                                                                 market price of the Class A
                                                                 common stock on the Conversion
                                                                 date.

Series C preferred stock      At the option of the Company       The liquidation preference of
                              at the IPO date into either        the Series C preferred stock
                              Class A or B common stock          divided By the IPO price of
                                                                 $20.00 per share.

Series D preferred stock      If Series C preferred stock is     The liquidation preference
                              Converted then automatically       divided by the IPO price of
                              at the IPO date into Senior        $20.00 per share.
                              common stock

Series E preferred stock      At the option of the Company       The liquidation preference of
                              at the IPO date into either        the Series E preferred stock
                              Class A or Class B common          divided By the IPO price of
                              stock                              $20.00 per share.

Series F preferred stock and  At the holders' option, into       One share of Series F
   Senior common stock        Class A, Class B or Class D        preferred stock or Senior
                              common stock, Depending upon       common stock for One share of
                              the occurrence of certain          either Class A, Class B or
                              defined events                     Class D common stock.

Class A common stock          At the holders' option into        One share of Class B common
                              Class B common stock               stock for one share of Class A
                                                                 Common stock.

Class C tracked common        Subject to FCC constraints and     One share of Class A or Class
   Stock                      Board approval, at the             B common stock for one share
                              holders' option and by             of Class C tracked common
                              affirmative vote of at least       stock.
                              66 2/3% of Class A common stock
                              into Class A or Class B common
                              stock

Class D tracked common        Subject to FCC constraints and     One share of Class A or Class
   Stock                      Board approval, at the             B common stock for one share
                              holders' option and by             of Class D tracked common
                              affirmative vote of at least       stock.
                              66 2/3% of Class A common stock
                              into Class A or Class B common
                              stock

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


     The conversion features and conversion prices of the Company's issued stock are summarized below:

Liquidation rights

     In the event of any liquidation, dissolution or winding up of the Company, as defined, the stockholders of the Company are entitled to liquidation preferences as follows:

 Order of
Distribution        Stock Classification           Distribution Preference
------------        --------------------           -----------------------
Second              Series C and Series D         Series C: actual paid-in
                    preferred stock               capital per share plus accrued
                                                  and unpaid dividends plus
                                                  interest of 6% per annum on
                                                  the actual paid-in capital,
                                                  compounded quarterly, less
                                                  amount of dividends declared
                                                  and paid.

                                                  Series D: $1,000 per share
                                                  plus accrued and unpaid
                                                  dividends plus an amount equal
                                                  to interest on $1,000 per
                                                  share at a rate of 6% per
                                                  annum, compounded quarterly,
                                                  less amount of dividends
                                                  declared and paid.

Third               Series E preferred stock      Accrued and unpaid dividends,
                                                  plus an amount equal to
                                                  interest on $1,000 per share
                                                  at 6% per annum, compounded
                                                  quarterly, less dividends
                                                  declared and paid.

Fourth              Series F preferred stock      Series F preferred: $0.000032
                    and Senior                    per share plus accrued and
                    common stock                  unpaid dividends.

                                                  Senior common stock: The sum
                                                  of the liquidation preference
                                                  of each share of Series D and
                                                  Series F preferred stock
                                                  converted in Senior common
                                                  stock divided by the aggregate
                                                  number of shares of Senior
                                                  common stock issued upon
                                                  conversion of shares of Series
                                                  D and Series F preferred stock

Dividends and voting rights

     The holders of the Series A and Series B preferred stock are entitled to cumulative quarterly cash dividends at an annual rate of 10% of the liquidation preference of the then outstanding shares. The holders of the remaining shares of preferred and common stock are entitled to dividends if and when declared.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


     The Class A common stock has 15,419,100 voting rights and the Voting Preference common stock has 15,480,900 voting rights. The remaining shares of preferred and common stock shall have no voting rights, except as provided by law or in certain limited circumstances.

     Call and Redemption features

     The preferred stock is callable at the option of the Company at a price equal to the liquidation preference on the redemption date. The Series A preferred stock is callable thirty days after the 10th anniversary of the issuance of such shares. The Series B preferred stock is callable at any time. The Series C and Series D preferred stock are callable at any time, provided that the Series C and Series D Preferred Stock are called concurrently.

     The Series A, Series B, Series C, Series D and Series E preferred stock are redeemable thirty days after the 20th anniversary of the issuance of such shares at the option of the holder at a price equal to the liquidation preference on the redemption date. The Series F preferred stock is not redeemable. Pursuant to a Management Agreement, the Company may redeem certain shares of Class A common stock and Series E preferred stock held by the Company's Chief Executive Officer and Executive Vice President (the TMC officers). For the period from the finalization of the AT&T Transaction to December 31, 1998, the Company accreted $8,345 of dividends in connection with this redemption feature.

     Tracked common stock

     The Class C and Class D common stock have been designated as Tracked common stock. The holders of the Tracked common stock are entitled to a dividend, when available, equal to the excess of the fair value of the net assets of Holding over the aggregate par value of the outstanding shares of the Tracked common stock. After all other preferential liquidating distributions have been made, the holders of the Tracked common stock will be entitled to a liquidation preference equal to the excess of the fair value of the net assets of Holding.

     Participating stock

     The Series F preferred stock, the Senior common stock and the Class A and B common stock are participating stock, and the Board of Directors may not declare dividends on or redeem, purchase or otherwise acquire for consideration any shares of the Participating Stock, unless the Board of Directors makes such declaration or payment on the same terms with respect to all shares of participating stock, ratably in accordance with each class and series of participating stock then outstanding.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


Net Loss Per Share


The following table sets forth the computation of basic and diluted net loss per share:


                                                    For the Year Ended December 31,
                                              --------------------------------------------
                                                1997            1998            1999
                                             ------------    ------------    ------------
Numerator:
    Net loss                                 $     (3,335)   $    (51,155)   $   (250,996)
Less:  accretion of manditorily
 redeemable preferred stock                          (726)         (8,567)        (24,124)
                                             ------------    ------------    ------------

    Net loss attributable to common equity   $     (4,061)   $    (59,722)   $   (275,120)
                                             ============    ============    ============

Denominator:
Basic and diluted net loss per share-
    weighted average shares                        36,340      27,233,786      76,895,391
                                             ============    ============    ============

Net loss attributable to common equity per
    share - basic and diluted                $    (111.74)   $      (2.19)   $      (3.58)
                                             ============    ============    ============


The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive.

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1997    1998     1999
                                                        ----    ----     ----
Manditorily redeemable preferred stock series A           --    --     97,473

Stock options                                             --    --    545,497

12.  Restricted Stock Plan and Restricted Stock Awards

     In July 1998, the Company adopted a Restricted Stock Plan (the Plan) to attract and retain key employees and to reward outstanding performance. Key employees selected by management may elect to become participants in the Plan by entering into an agreement which provides for issuance of fixed and variable units consisting of Series E mandatorily redeemable preferred stock and Class A common stock. The fixed units typically vest over a five or six year period. The variable units vest based upon certain events taking place, such as buildout milestones, Pop coverage, the completion of an initial public offering and other events. Unvested shares are forfeited upon termination of employment. The shares issued under the Plan shall consist of units transferred to participants without payment as additional compensation for their services to the Company. The total number of units that may be awarded to key employees shall not exceed 7,085 units and 4,000,000 shares of Series E preferred stock and Class A common stock, respectively, as determined upon award. Any units not granted on or prior to July 17, 2003 shall be awarded to two officers of the Company. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. After the Class A shares become publicly traded, the right of first offer will no longer exist for the Series E preferred shares. In addition the shares contain rights of inclusion and first negotiation. The Company may repurchase unvested shares, and under certain circumstances, vested shares of

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


 participants whose employment with the Company terminates. The repurchase price is equal to $0.01 and $0.00003 per share for the Series E preferred and common stock, respectively.

     Activity under the Plan is as follows:

                                                 Series E      Estimated                         Estimated
                                                 preferred     fair value         Class A        fair value
                                                 ---------     ----------         -------        ----------
Shares awarded .................................   5,505      $        1.00      3,095,473      $       .003
Repurchases ....................................    (784)               --        (552,474)              --
                                                   -----      -------------      ---------      ------------
Balance, December 31, 1998 .....................   4,721      $        1.00      2,542,999      $       .003
Shares awarded .................................   2,677      $52.00-$72.98      1,748,609      $.003-$20.00
Repurchases ....................................    (577)               --        (406,787)              --
                                                   -----      -------------      ---------      ------------
Balance, December 31, 1999 .....................   6,821      $ 1.00-$72.98      3,884,821      $.003-$20.00
                                                   =====                         =========

     Deferred compensation and compensation expense related to the issuance of restricted stock to employees, based on the estimated fair value of the preferred and common stock, was immaterial for the year ended December 31, 1998.

     Certain awards granted under the Plan were variable awards. Upon the initial offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the award in the amount of $61,999. For the year ended December 31, 1999, the Company recorded compensation expense related to those restricted stock awards of $29,997. The remaining deferred compensation balance related to the restricted stock awards of $32,000 will be recognized as compensation expense over the remaining vesting period. Outstanding fixed awards and variable awards as of December 31, 1998 and 1999 are as follows:


                                                      December 31,    December 31,
                                                         1998            1999
                                                       ---------       ---------
Series E preferred stock:
        Fixed awards ...........................           3,664           6,821
        Variable awards ........................           1,057              --
                                                       ---------       ---------
                Total Series E awards ..........           4,721           6,821
                                                       =========       =========
Class A common stock:
        Fixed awards ...........................       1,152,605       3,884,821
        Variable awards ........................       1,390,394              --
                                                       ---------       ---------
                Total Class A awards ...........       2,542,999       3,884,821
                                                       =========       =========

     The Chief Executive Officer and the Executive Vice President were issued variable restricted stock awards outside of the Restricted Stock Plan. Upon the initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based the difference between the estimated fair value and the exercise price of the award. The company recorded $19,613 as deferred compensation related to these awards and will recognize that as compensation expense over the related vesting periods, of which $14,809 was recorded as compensation expense for the year ended December 31, 1999.

13.  Employee and Director Stock Option Plan

     On July 22, 1999, the Company implemented the 1999 Stock Option Plan to allow employees and members of the Board of Directors to acquire shares of Class B common stock. The options have an option term of 10 years, ratable vesting over a three to four year period, exercise prices equal to the estimated fair value of the underlying

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


Class B common stock on the date of award and restrictions on exercisability until (i) a qualified initial public offering (IPO) to which the Class A voting common stock has been registered under the Securities Act of 1933 for aggregate proceeds of $20,000, (ii) the sale of all or substantially all of the assets of the Company or (iii) the sale of all or substantially all of the outstanding capital stock of the Company. The Company has reserved 1,814,321 shares of Class A common stock for issuance under this plan.

The 581,967 stock options awarded during the period from July 22, 1999 to November 23, 1999 represented variable awards since their exercisability was restricted until the completion of the initial public offering, sale of assets or sale of the Company. Therefore, the measurement date occurred when the exercisability restrictions were relieved, upon the initial public offering. At that point, the Company recorded deferred compensation expense based on the difference between the initial public offering of $20.00 per share and the exercise price of the award. All awards after the initial public offering are fixed awards. The Company recorded $11,050 as deferred compensation related to the stock option awards and will recognize expense over the related vesting periods, of which $1,473 was recorded as compensation expense for the year ended December 31, 1999.

A summary of the status of the Company's stock option plan is presented below:


                                                                                                Weighted
                                                                                                 Average             Weighted
                                                                                                Remaining             Average
                                                                         Option Price          Contractual           Exercise
                                                        Shares           Range per share       Life (Years)            Price
                                                  ------------------   ------------------   ------------------   ------------------
Outstanding at December 31, 1998                                  --   $              --                   --    $               --
      Granted                                                611,967      0.0065 - $37.88                  3.2   $              128
      Exercised                                                   --                   --                   --                   --
      Forfeited                                              (66,470)  $           0.0065                  3.1   $           0.0065
                                                  ------------------   ------------------   ------------------   ------------------
Outstanding at December 31, 1999                             545,497    $ 0.0065 - $37.88                  3.2   $             1.43
                                                  ==================   ==================   ==================   ==================

Options vested at December 31, 1999                           76,801   $           0.0065                  3.1   $           0.0065
                                                  ==================   ==================   ==================   ==================

No options were exercisable as of December 31, 1999.


             Options Outstanding at December 31, 1999
       ------------------------------------------------------
                                            Weighted Average
                                                Remaining
      Weighted Average                       Contractual Life
        Exercise Price     Number of Shares     Remaining
        --------------     ----------------     ---------
         $   .0065            515,497              3.1
         $   20.00             20,000              4.0
         $   37.88             10,000              4.0
         ---------          ---------        ---------
         $    1.43            545,497              3.2
         =========          =========         =========


          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


During the year ended December 31, 1999, the Company granted options to purchase 611,967 shares of common stock, of which options to purchase 601,967 shares of common stock were granted at exercise prices below fair market value.


                     Options Granted for the Year Ended December 31, 1999
 -------------------------------------------------------------------------------------------
                                         Market Price                       Weighted average
                    Weighted Average      of Stock on        Fair Value of     remaining
    Shares          Exercise Price        Grant Date              options      life (year)
   --------------   --------------      --------------       --------------  --------------
          581,967     $    0.0065               $20.00                $20.00            3.1
           10,000     $     20.00               $20.00                $18.34            3.9
           10,000     $     20.00               $36.97                $34.82            4.0
           10,000     $     37.88               $39.25                $36.09            4.0
   --------------   --------------      --------------       --------------  --------------
          611,967     $      1.28       $20.00- $39.25       $18.34 - $36.09            3.2
   ==============   ==============      ==============       ==============  ==============


As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the provisions of Accounting Principle Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss, pro forma basic net loss per share and pro forma diluted net loss per share would have been the same as their respective reported balances disclosed in the financial statements.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the year ended December 31, 1999: volatility factor of 100%, weighted average expected life of 10 years, weighted -average risk free interest rate of 6%, and no dividend yield. The weighted average fair value of grants made during the year ended December 31, 1999 was $20.52.

14.  Preferred and Common Stock Subscriptions Receivable

     In connection with the AT&T Transaction described in Note 9 and the acquisitions described in Note 10, the Company received various cash commitments from the Cash Equity Investors in exchange for Series C preferred stock and various classes of common stock. Through December 31, 1998 and 1999 the Company received $52,000 and $23,696 of the commitment. The Company has recorded a preferred stock subscription receivable of $75,914 and $97,001 as of December 31, 1998 and 1999, respectively, as a reduction to the mandatorily redeemable preferred stock and a common stock subscription receivable of $86 and $191 as of December 31, 1998 and 1999, respectively, as a reduction to stockholders' equity (deficit) for the unpaid commitment.

     As of December 31, 1999, the agreements require the Cash Equity Investors to fund their unconditional and irrevocable obligations in installments in accordance with the following schedules:

 For the year ended December 31,                                         Amount
 -------------------------------                                         ------
2000 .................................................                   $37,650
2001 .................................................                    48,351
2002 .................................................                    11,000
                                                                         -------
Total ................................................                   $97,001
                                                                         =======

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)

15.  Income Taxes

     There was no provision for income tax for the years ended December 31, 1997, 1998 and 1999, respectively. The tax effect of temporary differences which gives rise to significant portions of the deferred tax assets as of December 31, 1998 and 1999, respectively, are as follows:

                                                            December 31,
                                                    ---------------------------
                                                      1998             1999
                                                    ---------         ---------
Capitalized start-up costs .................        $  17,599         $  13,517
Net operating losses .......................            3,635            92,579
Depreciation and amortization ..............              289           (14,180)
Original Issue Discount ....................              175            11,461
Other ......................................             (843)            1,402
                                                    ---------         ---------
                                                       20,855           104,779
Less valuation allowance ...................          (20,855)         (104,779)
                                                    =========         =========
                                                    $      --         $      --
                                                    =========         =========

     For federal income tax purposes, start-up costs are being amortized over five years starting January 1, 1999 when active business operations commenced. As of December 31, 1999, the Company had approximately $244,000 of net operating losses. The net operating losses will begin to expire in 2012. There may be a limitation on the annual utilization of net operating losses and capitalized start-up costs as a result of certain ownership changes that have occurred since the Company's inception. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's financial results, management has concluded that a full valuation allowance for all of the Company's deferred tax assets is appropriate.

     A reconciliation between income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:

                                                                 December 31,
                                                                     1999
                                                                 ------------
Federal tax at statutory rates ............................           34.0%
State tax expense
                                                                       3.5%
Stock based compensation ..................................           (4.1%)
Change in valuation allowance .............................          (33.4%)
                                                                      ====
                                                                       0.0%
                                                                      ====


16.  Commitments

     In May 1998, the Company entered into a vendor procurement contract (the Vendor Procurement Contract) with Lucent, pursuant to which the Company may purchase up to $285,000 of radio, switching and related equipment and services for the development of the Company's wireless communications network. At December 31, 1998 and 1999, the Company has purchased approximately $90,900 and $294,500, respectively, of equipment and services from Lucent since the inception of the Vendor Procurement Contract.

     The Company has operating leases primarily related to retail store locations, distribution outlets, office space, and rent for the Company's network build-out. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. The Company is recognizing rent

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of December 31, 1999, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:


     For the Year Ended December 31;
2000 ................................              $ 21,605
2001 ................................                21,375
2002 .................................               21,057
2003 .................................               18,374
2004 .................................               10,330
Thereafter ...........................               27,999
                                                   --------
        Total ........................             $120,740
                                                   ========


     Rental expense was approximately $157, $3,193 and $13,792 for the years ended December 31, 1997, 1998, and 1999, respectively.

     The Company has entered into letters of credit to facilitate local business activities. The Company is liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was $1,425 and $1,576 at December 31, 1998 and 1999, respectively. The outstanding letters of credit reduce the amount available to be drawn under the Senior Credit Facility (see Note 8). The Company is unaware of any events that would have resulted in nonperformance of a contract during the years ended December 31, 1998 and 1999.

     The Company has minimum purchase commitments of 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. We believe we will be able to meet these minimum requirements.

     Additionally, the Company has an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

17.  Related Parties

     The Executive Vice President serves as a consultant to ML Strategies, a division of the law firm, Mintz, Levin, Cohn, Ferris, Glozsky, and Popeo, PC (the Firm). The Firm also provides services for the Company. The Company incurred $506 during the year ended December 31, 1999 related services performed by the Firm and the Company owed the Firm $50 at December 31, 1999.

     The Company receives site acquisition, construction management, program management, microwave relocation, and engineering services pursuant to a Master Services Agreement with WFI. The Chief Executive Officer and Executive Vice President and Chief Financial Office of the Company were formerly stockholders and senior officers of WFI. Fees for the above services are as follows: $12 per site for site acquisition services, $7 per site for construction management services, $9 per site for program management and $1 for microwave relocation services for all of the Company's existing regions. Fees for engineering services are based upon WFI's customary hourly rates. For the years ended December 31, 1997, 1998 and 1999, the Company paid $1,940, $30,720 and $75,975, respectively, to WFI for these services. As of December 31, 1997, 1998 and 1999, the Company owed WFI $171, $21,178 and $15,053, respectively. Subsequent to December 31, 1997, the Chief Executive Officer and Executive Vice President sold 100% of their interests in WFI.

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


     In April 1997, Holding entered into an agreement to transfer PCS licenses, operating assets, liabilities and U.S. Government financing, for the Houston, Tampa, Melbourne and Orlando BTAs to four newly-formed entities created by Holding's existing stockholder group: THC of Houston, Inc.; THC of Tampa, Inc.; THC of Melbourne, Inc.; and THC of Orlando, Inc. (the THC entities). These assets and liabilities were transferred in exchange for investment units of the newly-formed THC entities which consisted of Class A, B and C common stock and Series A preferred stock in August 1997. The carrying amount of the total assets and liabilities transferred was $15,679 and $12,034, respectively. Simultaneously, Holding reacquired shares of its preferred and common stock in a $6,370 partial stock redemption through the exchange of the investment units in the newly-formed companies of $3,645, which represented the net difference between the cost of the assets and liabilities transferred and the issuance of an aggregate of $2,725,of notes payable to those newly-formed THC entities.

     As a result of this transfer, Holding no longer retains any ownership interest in the THC entities. Because this transaction was non-monetary in nature and occurred between entities with the same stockholder group, the transaction was recorded at historical cost. Subsequent to the transfer, the Company reduced the notes payable by $653 which represented certain costs incurred by the Company on behalf of the THC entities for the year ended December 31, 1997 pursuant to Transfer Agreements and Management Agreements. The combined amounts owed THC Houston, Inc., THC Tampa, Inc., THC Melbourne, Inc., and THC Orlando, Inc. of $2,073 as of December 31, 1997 were repaid in full during 1998. As of December 31, 1998 and December 31, 1999, the combined amounts owed by the Company to THC Houston, Inc., THC Tampa, Inc., THC Melbourne, Inc., and THC Orlando, Inc. were $547 and $0, respectively.

     As of December 31, 1997, the Company had amounts payable of $824, to TeleCorp WCS, Inc. (WCS), an affiliate, formerly TeleCorp Management Corporation, Inc. The amount payable to WCS represented $1,200 of funds received by the Company on behalf of WCS related to wireless communications service licenses owned by WCS reduced by expenses and other payments owed by WCS to the Company. The entire balance due WCS as of December 31, 1997 was repaid during 1998.

     Pursuant to a Management Agreement, TeleCorp Management Corp. (TMC) provides assistance to the Company in the form of administrative, operational, marketing, regulatory and general business services. For these services, beginning in July 1998, the Company pays a management fee to TMC of $550 per year plus reimbursement of certain business expenses, payable in equal monthly installments, plus an annual bonus. The management agreement has a five-year term, but may be terminated by the Company upon the occurrence of certain defined events. TMC may terminate the agreement at any time with proper notice. The Officers of TMC own all of the ownership interest in TMC. For the years ended December 31, 1998 and 1999, the Company paid approximately $533 and 1,665 respectively, to TMC for these services.

     The Company has entered into a Master Site Lease Agreement with American Towers, Inc., a company partially owned by certain stockholders of the Company. Under this arrangement American Towers provides network site leases for PCS deployment. The Company has incurred $17 and $77 expense for the years ended December 31, 1998 and 1999, respectively.

18.  Defined Contribution Plan

     During 1998, the Company established the TeleCorp Communications, Inc. 401(k) Plan (the 401(k) Plan), a defined contribution plan in which all employees over the age of 21 are immediately eligible to participate in the 401(k) Plan. TeleCorp Communications, Inc. is a wholly-owned subsidiary of the Company. Under the 401(k) Plan, participants may elect to withhold up to 15% of their annual compensation, limited to $160 of total compensation as adjusted for inflation. The Company may make a matching contribution based on a percentage of the participant's contributions. Participants vest in the Company's matching contributions as follows: 20% after one year; 60% after two years and 100% after three years. Total Company contributions to the 401(k) Plan were $505 and $888 for the years ended December 31, 1998 and 1999, respectively.

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


19.  Subsidiary Guarantee

On April 23, 1999, the Company completed the issuance and sale of 115/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc., one of the Company's wholly-owned subsidiaries. Summarized financial information of TeleCorp, TeleCorp Communications, Inc. and non-guarantor subsidiaries as of December 31, 1998 and 1999, and for the years ended December 31, 1998 and 1999 are as follows:

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


Balance Sheet Information as of December 31, 1998:


                                                                         TeleCorp
                                                                      Communications,
                                                                          Inc.--
                                                                         Guarantor      Non-Guarantor
                                                          TeleCorp       Subsidiary      Subsidiaries    Eliminations   Consolidated
                                                          ---------       ---------     -------------   -------------   ------------
                          ASSETS
Current assets:
       Cash and cash equivalents ...................      $  93,047       $  21,441       $  (2,755)      $      --       $ 111,733
       Accounts receivable .........................             --              --              --              --              --
       Inventory ...................................             --             778              --              --             778
       Intercompany receivables ....................        279,078              --              --        (279,078)             --
       Prepaid expenses ............................             --             812           1,374              --           2,186
       Other current assets ........................            637             581              --              --           1,218
                                                          ---------       ---------       ---------       ---------       ---------
             Total current assets ..................        372,762          23,612          (1,381)       (279,078)        115,915
Property and equipment, net ........................          1,499          90,072         105,915             (17)        197,469
PCS licenses and microwave relocation
    Costs ..........................................             --          12,457         105,650              --         118,107
Intangible assets--AT&T agreements .................             --              --          26,285              --          26,285
Deferred financing costs, net ......................          8,585              --              --              --           8,585
Other assets .......................................          4,370               7             276          (4,370)            283
                                                          ---------       ---------       ---------       ---------       ---------
             Total assets ..........................      $ 387,216       $ 126,148       $ 236,745       $(283,465)      $ 466,644
                                                          =========       =========       =========       =========       =========

                 LIABILITIES, MANDATORILY
                     REDEEMABLE PREFERRED
                   STOCK AND SHAREHOLDERS'
                       EQUITY (DEFICIT)
Current liabilities:
       Due to affiliates ...........................      $      --       $  92,923       $ 186,155       $(279,078)      $      --
       Accounts payable ............................             --           8,331           6,261              --          14,592
       Accrued expenses ............................             13          41,645          53,214              --          94,872
       Microwave relocation obligation .............             --           6,636              --              --           6,636
       Accrued interest ............................          3,992              --             499              --           4,491
                                                          ---------       ---------       ---------       ---------       ---------
             Total current liabilities .............          4,005         149,535         246,129        (279,078)        120,591
Long-term debt .....................................        235,460              --           7,925              --         243,385
Microwave relocation obligation ....................             --           2,481              --              --           2,481
Accrued expenses and other .........................             --              --             196              --             196
                                                                          ---------       ---------       ---------       ---------
             Total liabilities .....................        239,465         152,016         254,250        (279,078)        366,653
                                                          ---------       ---------       ---------       ---------       ---------
Mandatorily redeemable preferred
    stock ..........................................        240,409              --              --              --         240,409
Deferred compensation ..............................             --              (4)             --              --              (4)
Treasury stock .....................................             --              --              --              --              --
Preferred stock subscriptions
    Receivable .....................................        (75,914)             --              --              --         (75,914)
                                                          ---------       ---------       ---------       ---------       ---------
             Total mandatorily redeemable
                preferred stock ....................        164,495              (4)             --              --         164,491
                                                          ---------       ---------       ---------       ---------       ---------
Series F preferred stock ...........................            103              --              --              --             103
Common stock .......................................            493              --              --              --             493
Additional paid in capital .........................             --              --           4,370          (4,370)             --
Deferred compensation ..............................             --              (7)             --              --              (7)
Common stock subscriptions
    Receivable .....................................            (86)             --              --              --             (86)
Treasury stock .....................................             --              --              --              --              --
Accumulated deficit ................................        (17,254)        (25,856)        (21,875)            (17)        (65,003)
                                                          ---------       ---------       ---------       ---------       ---------
             Total shareholders' equity
                (deficit) ..........................        (16,744)        (25,864)        (17,505)         (4,387)        (64,500)
                                                          ---------       ---------       ---------       ---------       ---------
             Total liabilities and
                shareholders' equity
                (deficit) ..........................      $ 387,216       $ 126,148       $ 236,745       $(283,465)      $ 466,644
                                                          =========       =========       =========       =========       =========

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ in thousands, except for per share data)


Balance Sheet Information as of December 31, 1999:


                                                                        TeleCorp
                                                                      Communications,
                                                                          Inc.--
                                                                        Guarantor     Non-Guarantor
                                                         TeleCorp       Subsidiary     Subsidiaries     Eliminations    Consolidated
                                                        -----------     -----------    ------------     ------------    ------------
                          ASSETS
Current assets:
       Cash and cash equivalents ...................    $   186,110     $    (2,724)    $    (1,056)    $        --     $   182,330
       Accounts receivable .........................             --          23,443             138              --          23,581
       Inventory ...................................             --          15,802              --              --          15,802
       Intercompany receivables ....................        831,623        (415,728)       (415,895)             --              --
       Prepaid expenses ............................             --           1,099           1,932              --           3,031
       Other current assets ........................            146             226             425              --             797
                                                        -----------     -----------     -----------     -----------     -----------
             Total current assets ..................      1,017,879        (377,882)       (414,456)             --         225,541
Property and equipment, net ........................          6,058         176,116         218,347             (71)        400,450
PCS licenses and microwave relocation
    costs ..........................................          2,119          47,835         217,728              --         267,682
Intangible assets--AT&T agreements .................             --              --          37,908              --          37,908
Deferred financing costs, net ......................         19,389             188              --              --          19,577
Other assets .......................................          4,385             601          17,944         (21,886)          1,044
                                                        -----------     -----------     -----------     -----------     -----------
             Total assets ..........................    $ 1,049,830     $  (153,142)    $    77,471     $   (21,957)    $   952,202
                                                        ===========     ===========     ===========     ===========     ===========
                 LIABILITIES, MANDATORILY
                     REDEEMABLE PREFERRED
                   STOCK AND SHAREHOLDERS'
                       EQUITY (DEFICIT)
Current liabilities:
       Accounts payable ............................    $        96     $    12,222     $    26,585     $        --     $    38,903
       Accrued expenses ............................            (23)         48,983           3,017              --          51,977
       Microwave relocation obligation .............             --          36,122              --              --          36,122
       Long-term debt, current portion .............             --              --           1,361              --           1,361
       Accrued interest ............................            675              --             712              --           1,387
       Deferred revenue ............................             --           1,709              --              --           1,709
                                                        -----------     -----------     -----------     -----------     -----------
                                                                748          99,036          31,675              --         131,459
             Total current liabilities

Long-term debt .....................................        622,795              --          16,415              --         639,210
Microwave relocation obligation ....................             --           2,365              --              --           2,365
Accrued expenses ...................................             --              --           6,541              --           6,541
                                                        -----------     -----------     -----------     -----------     -----------
             Total liabilities .....................        623,543         101,401          54,631              --         779,575
                                                        -----------     -----------     -----------     -----------     -----------

Mandatorily redeemable preferred
    Stock ..........................................        360,182              --              --              --         360,182
Preferred stock subscriptions
    Receivable .....................................        (97,001)             --              --              --         (97,001)
                                                        -----------     -----------     -----------     -----------     -----------
             Total  MRPS ...........................        263,181              --              --              --         263,181
                                                        -----------     -----------     -----------     -----------     -----------

Stockholders' equity (deficit):
Series F preferred stock ...........................            149              --              --              --             149
Common stock .......................................            856              --              --              --             856
Additional paid in capital .........................        267,442              --          21,886         (21,886)        267,442
Deferred compensation ..............................        (42,811)             --              --              --         (42,811)
Common stock subscriptions
    Receivable .....................................           (191)             --              --              --            (191)
Treasury stock
Accumulated deficit ................................        (62,339)       (254,543)            954             (71)       (315,999)
                                                        -----------     -----------     -----------     -----------     -----------
             Total shareholders' equity
                (deficit) ..........................        163,106        (254,543)         22,840         (21,957)        (90,554)
                                                        -----------     -----------     -----------     -----------     -----------
             Total liabilities, mandatorily
redeemable preferred stock and
             shareholders' equity (deficit) ........    $ 1,049,830     $  (153,142)    $    77,471     $   (21,957)    $   952,202
                                                        ===========     ===========     ===========     ===========     ===========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                  Notes to Consolidated Financial Statements

                  ($ in thousands, except for per share data)


Statement of Operations Information for the year ended December 31, 1998:


                                                                             TeleCorp
                                                                          Communications,
                                                                              Inc.--
                                                                             Guarantor     Non-Guarantor
                                                               TeleCorp      Subsidiary    Subsidiaries   Eliminations  Consolidated
                                                               --------      ----------    ------------   ------------  ------------
Revenue:
       Service revenue ..................................      $     --       $     --       $     --       $     --       $     --
       Roaming revenue ..................................            --             29             --             --             29
       Equipment revenue ................................            --            777            261         (1,038)            --
                                                               --------       --------       --------       --------       --------
       Total revenue ....................................            --            806            261         (1,038)            29
                                                               --------       --------       --------       --------       --------
Operating expenses:
       Cost of revenue ..................................            --             --             --             --             --
       Operations and development .......................            --          5,218          4,675           (121)         9,772
       Selling and marketing ............................            --          4,920          1,405                         6,325
       General and administrative .......................           975         16,137         10,027           (900)        26,239
       Depreciation and amortization ....................            --            459          1,125             --          1,584
                                                               --------       --------       --------       --------       --------
             Total operating expense ....................           975         26,734         17,232         (1,021)        43,920
                                                               --------       --------       --------       --------       --------
             Operating loss .............................          (975)       (25,928)       (16,971)           (17)       (43,891)
Other (income) expense:
       Interest expense .................................        11,923             --             11             --         11,934
       Interest income ..................................        (4,427)           (87)          (183)            --         (4,697)
       Other expense ....................................            21              5              1             --             27
                                                               --------       --------       --------       --------       --------
             Net loss ...................................        (8,492)       (25,846)       (16,800)           (17)       (51,155)
Accretion of mandatorily redeemable
    Preferred stock .....................................        (8,567)            --             --             --         (8,567)
                                                               --------       --------       --------       --------       --------
             Net loss attributable to common
                equity ..................................      $(17,059)      $(25,846)      $(16,800)      $    (17)      $(59,722)
                                                               ========       ========       ========       ========       ========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                        Description of Unaudited Proforma

                   Condensed Consolidated Financial Statements

                   ($ in thousands, except for per share data)


Statement of Operations Information for the year ended December 31, 1999:


                                                                         TeleCorp
                                                                     Communications,
                                                                         Inc.-
                                                                       Guarantor       Non-Guarantor
                                                      TeleCorp         Subsidiary      Subsidiaries     Eliminations    Consolidated
                                                      --------         ----------      ------------     ------------    ------------
Revenue:
       Service revenue ........................       $      --        $  41,100        $   4,282        $  (4,063)       $  41,319
       Equipment revenue ......................              --           29,010               --               --           29,010
       Roaming revenue ........................              --           17,353               --               --           17,353
                                                      ---------        ---------        ---------        ---------        ---------
             Total Revenue ....................              --           87,463            4,282           (4,063)          87,682

Operating expenses:
       Cost of revenue ........................              --           39,259               --               --           39,259
       Operations and development .............           1,472           26,833           11,682           (4,008)          35,979
       Selling and marketing ..................             937           69,514              729               --           71,180
       General and administrative .............          30,579           59,296            2,710               --           92,585
       Depreciation and amortization ..........             787           20,910           33,413               --           55,110
                                                      ---------        ---------        ---------        ---------        ---------
             Total operating expense ..........          33,775          215,812           48,534           (4,008)         294,113
                                                      ---------        ---------        ---------        ---------        ---------
             Operating loss ...................         (33,775)        (128,349)         (44,252)             (55)        (206,431)

Other (income) expense:
       Interest expense .......................          49,356               15            1,942               --           51,313
       Interest income ........................          (6,200)            (243)             (21)              --           (6,464)
       Other expense ..........................              --             (147)            (137)              --             (284)
                                                      ---------        ---------        ---------        ---------        ---------
             Net loss .........................         (76,931)        (127,974)         (46,036)             (55)        (250,996)

Accretion of mandatorily redeemable
    Preferred stock ...........................         (24,124)              --               --               --          (24,124)
             Net loss attributable to
                common equity .................       $(101,055)       $(127,974)       $ (46,036)       $     (55)       $(275,120)
                                                      =========        =========        =========        =========        =========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                        Description of Unaudited Proforma

                   Condensed Consolidated Financial Statements

                   ($ in thousands, except for per share data)


December 31, 1998 Cash Flow Information:


                                                                                                                         TeleCorp
                                                                                                                     Communications,
                                                                                                                          Inc.--
                                                                                                                        Guarantor
                                                                                                        TeleCorp        Subsidiary
                                                                                                        ---------       ---------
Cash flows from operating activities:
    Net loss .....................................................................................      $  (8,496)      $ (26,645)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................................................             --             581
       Noncash interest expense associated with Lucent notes and senior subordinated debt ........            460              --
       Amortization of deferred financing costs ..................................................            525              --
    Changes in cash flow from operations resulting from changes in assets and liabilities:
       Accounts receivable .......................................................................            (57)           (473)
       Inventory .................................................................................             --            (778)
       Prepaid expenses ..........................................................................             --            (816)
       Other current assets ......................................................................           (580)           (104)
       Other assets ..............................................................................             --              (7)
       Accounts payable ..........................................................................             --           2,260
       Accrued expenses ..........................................................................             13          16,211
       Accrued interest ..........................................................................          3,992              --
                                                                                                        ---------       ---------
             Net cash used in operating activities ...............................................         (4,143)         (9,771)
                                                                                                        ---------       ---------
Cash flows from investing activities:
       Expenditures for network under development, wireless network and property and
          Equipment ..............................................................................             --         (58,205)
       Capitalized interest on network under development and wireless network ....................           (227)             --
       Expenditures for microwave relocation .....................................................             --          (3,339)
       Purchase of PCS licenses ..................................................................        (21,000)             --
       Partial refund of deposit on PCS licenses .................................................             --         (61,544)
                                                                                                        ---------       ---------
             Net cash used in investing activities ...............................................         21,227)        (61,544)
                                                                                                        ---------       ---------
Cash flows from financing activities:
       Proceeds from sale of mandatorily redeemable preferred stock ..............................         26,661              --
       Direct issuance costs from sale of mandatorily redeemable preferred stock .................         (1,027)             --
       Proceeds from sale of common stock ........................................................             38              --
       Proceeds from long-term debt ..............................................................        235,000              --
       Payments of deferred financing costs ......................................................         (9,109)             --
       Proceeds from cash transfers from and expenses paid by affiliates .........................          1,065         121,750
       Payments on behalf of and transfers to affiliates .........................................       (134,215)        (28,994)
                                                                                                        ---------       ---------
             Net cash provided by financing activities ...........................................        118,417          92,756
                                                                                                        ---------       ---------
       Net increase in cash and cash equivalents .................................................         93,047          21,440
       Cash and cash equivalents at the beginning of period ......................................             --              --
                                                                                                        ---------       ---------
       Cash and cash equivalents at the end of period ............................................      $  93,047       $  21,441
                                                                                                        =========       =========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                        Description of Unaudited Proforma

                   Condensed Consolidated Financial Statements

                   ($ in thousands, except for per share data)


December 31, 1999 Flow Information:


                                                                                                                        TeleCorp
                                                                                                                     Communications,
                                                                                                                          Inc.--
                                                                                                                        Guarantor
                                                                                                        TeleCorp       Subsidiary
                                                                                                        --------       ----------
Cash flows from operating activities:
    Net loss ........................................................................................   $ (76,931)     $(127,974)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................................         787         18,102
       Noncash compensation expense associated with the issuance of restricted common stock and
          preferred stock ...........................................................................      31,817             --
       Noncash accretion of Series E preferred stock
       Noncash interest expense associated with Lucent Notes and High Yield facility ................      26,895
       Noncash general and administrative expense charged by affiliates .............................                      2,962
       Amortization of deferred financing costs .....................................................
       Amortization of discount on notes payable ....................................................
Changes in cash flow from operations resulting from changes in assets and liabilities:
       Accounts receivable ..........................................................................          --        (23,443)
       Inventory ....................................................................................          --        (15,024)
       Prepaid expenses .............................................................................          --           (287)
       Other current assets .........................................................................         491            355
       Other assets .................................................................................         (15)         6,343
       Accounts payable .............................................................................          96          3,891
       Accrued expenses .............................................................................         (36)         7,338
       Accrued interest .............................................................................      (3,317)            --
       Deferred revenue .............................................................................          --          1,709
                                                                                                        ---------      ---------
          Net cash used in operating activities .....................................................     (20,213)      (126,028)
                                                                                                        ---------      ---------
Cash flows from investing activities:
       Expenditures for network under development, wireless network and property and equipment ......      (5,016)       (92,575)
       Capitalized interest on network under development and wireless network .......................      (5,317)            --
       Expenditures for microwave relocation ........................................................          --         (5,654)
       Purchase of PCS licenses .....................................................................      (2,146)            --
                                                                                                        ---------      ---------
          Net cash used in investing activities .....................................................     (12,479)       (98,229)
                                                                                                        ---------      ---------
Cash flows from financing activities:
       Proceeds from sale of mandatorily redeemable preferred stock .................................      70,323             --
       Proceeds from sale of common stock and series F preferred stock ..............................      21,725             --
       Receipt of preferred stock subscription receivable ...........................................       9,414             --
       Direct issuance costs from sale of mandatorily redeemable preferred stock ....................           0             --
       Redeemable Preferred stock ...................................................................      (2,500)            --
       Proceeds associated with IPO .................................................................     197,317             --
       Costs associated with IPO ....................................................................      (1,801)            --
       Proceeds from long-term debt .................................................................     236,502             --
       Purchases of treasury shares .................................................................          --             --
       Payments on notes payable
       Payments of deferred financing costs .........................................................     (12,742)            --
       Proceeds from cash transfers from and expenses paid by affiliates ............................    (392,483)       200,092
                                                                                                        ---------      ---------
          Net cash provided by financing activities .................................................     125,755        200,092
                                                                                                        ---------      ---------
          Net increase in cash and cash equivalents .................................................      93,063        (24,165)
          Cash and cash equivalents at the beginning of period ......................................      93,047         21,441
                                                                                                        ---------      ---------
       Cash and cash equivalents at the end of period ...............................................   $ 186,110      $  (2,724)
                                                                                                        =========      =========

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ In thousands, except for per share data)

20.  Subsequent Events

Deferred Compensation

     Certain employees, the Chief Executive Officer and the Executive Vice President of the Company will be issued a total of 1,111 shares and 503,022 shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, pending final FCC approval of the share issuance related to the Viper Wireless transaction. The Chief Executive Officer's and the Executive Vice President's shares vest immediately and the employees' shares vest ratably over five years. The total fair value of these shares will be based on fair market value of the stock when issued. As of December 31, 1999, the estimated fair value of the Series E preferred stock was $72.98 per share and the fair value of the class A common stock was $38.00 per share.

Pending Acquisitions

     On October 18, 1999, the Company agreed to acquire TeleCorp LMDS, Inc. (TeleCorp LMDS) through a purchase of all of the outstanding stock of TeleCorp LMDS for an estimated aggregate purchase price of approximately $19,200. The consideration will be comprised of Series C preferred stock and Class A common stock. TeleCorp LMDS' only assets are LMDS licenses. The purchase price has been preliminarily allocated to the acquired licenses, subject to adjustment, based on a final valuation. TeleCorp LMDS' stockholders are Mr. Vento, Mr. Sullivan and three of our Cash Equity Investors. By acquiring TeleCorp LMDS, the Company will gain local multipoint distribution service, or LMDS. The LMDS licenses will provide the Company with additional airwaves to use as back-haul portions of the Company's PCS network traffic in several of the Company's markets.

     On October 14, 1999, the Company agreed to purchase 15 MHz of additional airwaves in the Lake Charles, Louisiana basic trading area from Gulfstream Telecomm, L.L.C. Total consideration approximates $2,700 and consists of approximately $400 in cash plus the assumption of approximately $2,300 in debt related to the license. Additionally, the Company will reimburse Gulf Telecomm for all interest it paid to the FCC on debt related to the license from June 1998 until the date the transaction is completed.

     Each of these agreements are subject to governmental approvals and other customary conditions to closing, but no assurance can be given that they will be closed on schedule or at all.

Tritel Merger and Concurrent Property Swap with AT&T Wireless

     On February 28, 2000, the Company agreed to merge with Tritel, Inc. through a merger of each of us and Tritel into a newly formed subsidiary of a new holding company. The merger will result in the exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of the newly-formed entity, to be called TeleCorp PCS, Inc. The new entity will be controlled by the Company's voting preference common stockholders, and the Company and Tritel will become subsidiaries of the holding company.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ In thousands, except for per share data)


     This transaction will be accounted for using the purchase method of accounting. The purchase price for Tritel will be determined based on the fair value of the shares of the new holding company issued to the former shareholders of Tritel plus cash, the fair value associated with the conversion of outstanding Tritel options and warrants, holding company options and warrants, liabilities assumed, and merger related costs. The fair value of the shares issued will be determined based on the existing market price of the Company's Class A common stock, which is publicly traded, and, for those shares that do not have a readily available market price, through valuation by an investment banking firm. The purchase price for this transaction will be allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the assets acquired will be recorded as goodwill and amortized over 20 years. The purchase price and the excess of the purchase price over the assets acquired has not yet been determined.

     The proposed merger has been unanimously approved by the Company's and Tritel's boards of directors, with three of our directors abstaining. In addition, shareholders with greater than 50% of the voting power of each company have agreed to vote in favor of the merger. The merger is subject to regulatory approval and other conditions and is expected to close in the last quarter of 2000.

In connection with the Company's merger with Tritel, the Company has agreed to exchange certain other assets with AT&T Wireless Services. This exchange will result in the Company acquiring various assets in exchange for the consideration issued as follows:

     The Company acquires:

          $20 million cash from AT&T Wireless Services and a two year extension of the Company's and AT&T's brand sharing and limited exclusivity rights agreements.

          The right to acquire all of the common and preferred stock of Indus, Inc. (Indus).

          The right to acquire additional wireless properties and assets from Airadigm, Inc. (Airadigm).

     Consideration issued:

          9.3 million shares of Class A common stock of the new holding company formed from the Tritel merger to AT&T Wireless Services.

           TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ($ In thousands, except for per share data)

          Cash to the shareholders of Indus.

          Cash to Airadigm.

Separately, AT&T Wireless and the Company entered into an Asset Exchange Agreement pursuant to which the Company has agreed to exchange certain assets with AT&T Wireless, among other consideration.

The Company is receiving certain consideration in exchange for assets as follows:

   The Company acquires:

       $80 million in cash from AT&T Wireless.

       AT&T Wireless' 10MHz licenses in the areas covering part of the Wisconsin market, in addition to adjacent licenses.

       AT&T Wireless' existing 10MHz licenses in Fort Dodge and Waterloo, Iowa.

       The right to acquire additional wireless properties from Polycell Communications, Inc. (Polycell) and ABC Wireless, L.L.C. (ABC Wireless).

   Consideration issued:

      The Company's markets and infrastructure in the Boston-Providence MTA to AT&T Wireless.

      A "right of first refusal" with respect to certain markets contributed by AT&T Wireless triggered in the event of a sale of the Company to a third party.

      Cash or class A common stock to Polycell and cash to ABC Wireless.


These transactions will be accounted for using the purchase method of accounting. The purchase price will be determined based on cash paid, the fair value of the shares issued, and the net book value of the assets relinquished. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the assets acquired will be recorded as goodwill and amortized over 20 years. This transaction is also subject to regulatory approval and other conditions and is expected to close in the second half of 2000. The failure of these transactions to occur does not prevent the Tritel merger from occurring.