Form 10-Q
period 2000-03-31
TELECORP COMMUNICATIONS INC
filed 2000-05-15
CIK 1092935

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____.


                    Commission File number:       000-27901
                    ---------------------------------------

                               TeleCorp PCS, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    54-1872248
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
of incorporation or organization)

                         and the following subsidiary:

                         TeleCorp Communications, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    52-2105807
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                                 (703) 236-1100

                    (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days Yes  [X]   No [  ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of May 15, 2000, the outstanding shares of each class of Telecorp PCS, Inc. common stock are as follows:

Class A Common Stock, $.01 par value per share              87,900,661
Class C Common Stock, $.01 par value per share                 283,813
Class D Common Stock, $.01 par value per share                 851,429
Voting Preference Common Stock, $.01 par value per share         3,090

(TeleCorp Communications, Inc. is a wholly-owned subsidiary of TeleCorp PCS, Inc.)

                                     Index

                                                                                                                                Page
                                                                                                                                ----

PART I    Financial Information

Item 1.      Financial Statements

                 Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited)............................    1

                 Consolidated Statements of Operations for the three months ended
                     March 31, 1999 (unaudited) and 2000 (unaudited)...........................................................    2

                 Consolidated Statements of Cash Flows for the three months ended
                     March 31, 1999 (unaudited) and 2000 (unaudited)...........................................................    3

                 Notes to Consolidated Financial Statements....................................................................    4

Item 2.      Management's Discussion and Analysis of Financial Conditions and Results of Operations............................   11

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.........................................................   14

PART II   Other Information

Item 2       Use of Proceeds...................................................................................................   15

Item 6       Exhibits and Reports on Form 8-K..................................................................................   15

Part I -- Financial Information

Item 1.   Financial Statements

                       TELECORP PCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except per share data)

                                                                                           December 31,             March 31,
                                                                                              1999                    2000
                                                                                           -----------             ----------
                                                                                                                   (unaudited)
                                               ASSETS
Current assets:
 Cash and cash equivalents..............................................................    $ 182,330              $  94,606
 Accounts receivable, net...............................................................       23,581                 31,068
 Inventory..............................................................................       15,802                 22,315
 Prepaid expenses and other current assets..............................................        3,828                  3,937
                                                                                          -----------             ----------
   Total current assets.................................................................      225,541                151,926

 Property and equipment, net............................................................      400,450                461,742
 PCS licenses and microwave relocation costs, net.......................................      267,682                273,396
 Intangible assets -- AT&T agreements, net..............................................       37,908                 36,119
 Deferred financing costs, net..........................................................       19,577                 18,999
 Other assets...........................................................................        1,044                  6,472
                                                                                          -----------             ----------
   Total assets.........................................................................    $ 952,202              $ 948,654
                                                                                          ===========           ============

              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable.......................................................................    $  38,903              $  27,017
 Accrued expenses.......................................................................       51,977                 79,146
 Microwave relocation obligation, current portion.......................................       36,122                 30,753
 Long-term debt, current portion........................................................        1,361                  1,461
 Accrued interest.......................................................................        1,387                  2,190
 Deferred revenue.......................................................................        1,709                  2,907
                                                                                          -----------             ----------
   Total current liabilities............................................................      131,459                143,474

Long-term debt..........................................................................      639,210                649,864
Microwave relocation obligation.........................................................        2,365                  2,365
Accrued expenses and other..............................................................        6,541                  7,877
                                                                                          -----------             ----------
   Total liabilities....................................................................      779,575                803,580
                                                                                          -----------             ----------

Mandatorily redeemable preferred stock, 382,539 shares
 issued and outstanding at December 31, 1999 and March 31, 2000
 (liquidation preference $397,309 as of March 31, 2000).................................      360,182                367,915
Preferred stock subscriptions receivable................................................      (97,001)               (97,001)
                                                                                          -----------             ----------
   Total mandatorily redeemable preferred stock, net....................................      263,181                270,914
                                                                                          -----------             ----------

Commitments and contingencies

Stockholders' equity (deficit):
 Series F preferred stock, par value $.01 per share, 14,912,778 shares issued
  and outstanding at December 31, 1999 and March 31, 2000...............................          149                    149
 Common stock, par value $.01 per share, 85,592,221 and 87,837,221 shares,
  issued and outstanding, respectively..................................................          856                    878
 Additional paid-in capital.............................................................      267,442                306,011
 Deferred compensation..................................................................      (42,811)               (42,189)
 Common stock subscriptions receivable..................................................         (191)                  (191)
 Accumulated deficit....................................................................     (315,999)              (390,498)
                                                                                          -----------             ----------

   Total stockholders' equity (deficit).................................................      (90,554)              (125,840)
                                                                                          -----------             ----------

   Total liabilities, mandatorily redeemable preferred stock and stockholders' equity
    (deficit)...........................................................................    $ 952,202              $ 948,654
                                                                                          ===========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       TELECORP PCS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)


                                                                              For the three months ended
                                                                                       March 31,
                                                                -----------------------------------------------------
                                                                        1999                          2000
                                                                -----------------------     -------------------------
                                                                                     (unaudited)
Revenue:
 Service   .....................................................            $       504                   $    36,937
 Roaming .......................................................                  1,878                        11,452
 Equipment   ...................................................                  1,858                         7,057
                                                                -----------------------     -------------------------


     Total revenue  ............................................                  4,240                        55,446
                                                                -----------------------     -------------------------

Operating expenses:
 Cost of revenue................................................                  2,684                        19,026
 Operations and development (including noncash stock
    compensation of $0 and $207)................................                  7,702                        10,966
 Selling and marketing (including noncash stock.................
    compensation of $0 and $132)................................                  7,855                        34,625
 General and administrative (including noncash stock
    compensation of $0 and $4,738)..............................                 10,179                        27,276
 Depreciation and amortization..................................                  2,764                        23,468
                                                                -----------------------     -------------------------


     Total operating expenses...................................                 31,184                       115,361
                                                                -----------------------     -------------------------

     Operating loss  ...........................................                (26,944)                      (59,915)

Other expense (income):
 Interest expense  .............................................                  6,320                        16,990
 Interest income  ..............................................                 (1,041)                       (2,384)
 Other expense (income)  .......................................                     70                           (22)
                                                                -----------------------     -------------------------

       Net loss  ...............................................                (32,293)                      (74,499)

Accretion of mandatorily redeemable preferred stock  ...........                 (4,267)                       (7,733)
                                                                -----------------------     -------------------------


       Net loss attributable to common equity...................            $   (36,560)                  $  (82,232)
                                                                =======================     =========================


Net loss attributable to common equity per share--
 basic and diluted..............................................            $     (0.62)                  $     (0.83)
                                                                =======================     =========================

Weighted average common equity shares outstanding--
 basic and diluted..............................................             59,037,842                    99,556,975
                                                                =======================     =========================

The accompanying notes are an integral part of these consolidated financial statements.

                       TELECORP PCS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                          For the three months ended
                                                                                  March 31,
                                                             --------------------------------------------------
                                                                                 1999                      2000
                                                                ---------------------     ---------------------
                                                                                   (unaudited)
Cash flows from operating activities:
 Net loss  ..................................................               $ (32,293)                 $(74,499)
 Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization  ............................                   2,764                    23,468
  Noncash stock compensation expense  .......................                      --                     5,077
  Noncash interest expense...................................                     753                    11,089
  Bad debt expense  .........................................                      --                     1,661
 Changes in cash flow from operations resulting from
  changes in assets and liabilities:
  Accounts receivable  ......................................                  (3,057)                   (7,487)
  Inventory  ................................................                  (6,923)                   (6,513)
  Prepaid expenses and other current assets  ................                     775                      (109)
  Other assets  .............................................                    (559)                     (347)
  Accounts payable  .........................................                  13,656                   (11,886)
  Accrued expenses  .........................................                   5,132                    (1,011)
  Accrued interest  .........................................                  (1,758)                      803
  Deferred revenue  .........................................                      --                     1,198
                                                                ---------------------     ---------------------
   Net cash used in operating activities  ...................                 (21,510)                  (58,556)
                                                                ---------------------     ---------------------

Cash flows from investing activities:
 Expenditures for property and equipment  ...................                (112,233)                  (52,549)
 Capitalized interest  ......................................                  (1,273)                     (622)
 Expenditures for microwave relocation  .....................                  (1,187)                     (369)
 Payment of FCC Deposit on PCS licences  ....................                 (17,819)                  (12,081)
 Capitalized Tritel acquisition costs  ......................                      --                    (5,081)
                                                                ---------------------     ---------------------
   Net cash used in investing activities  ...................                (132,512)                  (70,702)
                                                                ---------------------     ---------------------

Cash flows from financing activities:
 Receipt of preferred stock subscription receivable  ........                   3,500                        --
 Proceeds from sale of common stock..........................                      --                    41,869
 Proceeds from long-term debt  ..............................                  50,000                        --
 Payments on long term debt  ................................                      --                      (335)
                                                                ---------------------     ---------------------
   Net cash provided by financing activities  ...............                  53,500                    41,534
                                                                ---------------------     ---------------------

Net decrease in cash and cash equivalents  ..................                (100,522)                  (87,724)
Cash and cash equivalents at the beginning of period  .......                 111,733                   182,330
                                                                ---------------------     ---------------------
Cash and cash equivalents at the end of period  .............               $  11,211                  $ 94,606
                                                                =====================     =====================

The accompanying notes are an integral part of these consolidated financial statements.

                       TELECORP PCS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


1.   Organization and Business

      TeleCorp Holding Corp., Inc. (Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). Holding was formed to participate in the Federal Communications Commission's (FCC) auction of F-Block Personal Communications Services licenses (the Auction) in April 1997. Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, and New England Basic Trading Areas (BTAs). Holding qualifies as a Designated Entity and Very Small Business under Part 24 of the rules of the FCC applicable to broadband PCS.

      TeleCorp PCS, Inc. (TeleCorp) was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of Holding. Holding became a wholly-owned subsidiary of TeleCorp, and TeleCorp and Holding are hereafter referred to as the Company (Company). The Company is the largest AT&T Wireless affiliate in the United States, with licenses covering markets where approximately 16.7 million people reside. The Company provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States.

      Under the terms of the AT&T strategic alliance, the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo together with the SunCom brand name and logo in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T provides coast-to-coast coverage to the Company's customers.


2. Basis of Presentation: Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management the interim data includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.


3. Property and Equipment

      Property and equipment consists of the following:

                                                                   December 31,                    March 31,
                                                                      1999                            2000
                                                              ---------------------           ---------------------
                                                                                                   (unaudited)
Wireless network  ........................................                 $364,491                        $439,718
Network under development  ...............................                   21,758                          22,543
Computer equipment  ......................................                   16,888                          17,940
Internal use software  ...................................                   21,648                          22,898
Leasehold improvements  ..................................                   12,011                          13,358
Furniture, fixtures and office equipment  ................                   10,855                          12,792
Land......................................................                       49                              49
                                                              ---------------------           ---------------------
                                                                            447,700                         529,298
Accumulated depreciation  ................................                  (47,250)                        (67,556)
                                                              ---------------------           ---------------------
                                                                           $400,450                        $461,742
                                                              =====================           =====================

                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                ($ in thousands)





4.  Concurrent Offering

      In an offering concurrent with the Company's initial public offering, the Company issued 2,245,000 shares of Class A common stock to AT&T Wireless Services, Inc. (AT&T Wireless) for $18.65 per share. The Company's proceeds for the concurrent offering of $41,869 were received on January 18, 2000.


5. Tritel Merger and Contribution and Exchange with AT&T Wireless

      On February 28, 2000, the Company agreed to merge with Tritel, Inc. (Tritel), through a merger of each of TeleCorp and Tritel into a newly formed holding company (Holding Company). The merger will result in the exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of Holding Company. The new entity will be controlled by the Company's voting preference common stockholders, and the Company and Tritel will become subsidiaries of Holding Company.

      The merger will be accounted for using the purchase method of accounting. The purchase price for Tritel will be determined based on the fair value of the shares issued to the former shareholders of Tritel plus cash, the fair value associated with the conversion of outstanding Tritel stock options, liabilities assumed, and merger related costs. The fair value of the shares issued will be determined based on the market price of the Company's Class A common stock, which is publicly traded, and, for those shares that do not have a readily available market price, through valuation by an investment banking firm. The purchase price for this transaction will be allocated to the assets acquired based on their estimated fair values as determined by a valuation services company. The excess of the purchase price over the assets acquired will be recorded as goodwill and amortized over 20 years.

      The proposed merger has been unanimously approved by the Company's and Tritel's board of directors, with three of TeleCorp's directors abstaining. In addition, shareholders with greater than 50% of the voting power of each company have agreed to vote in favor of the merger. The merger is subject to regulatory approval and other conditions and is expected to close in the last quarter of 2000.

      In connection with the merger, AT&T has agreed to contribute certain assets and rights to Holding Company (the Contribution). The Contribution will result in Holding Company acquiring various assets in exchange for the consideration issued as follows:

Holding Company acquires:
 .     $20,000 cash from AT&T Wireless
 .     The right to acquire all of the common and preferred stock of Indus, Inc.
      (Indus).
 .     The right to acquire additional wireless properties and assets from
      Airadigm Communications, Inc. (Airadigm).
 .     The two year extension and expansion of the AT&T Network Membership
      Licenses Agreement to cover all people in Holding Company's markets.

Consideration issued:
 .     9,272,740 shares of Class A common stock of the new holding company formed from the Tritel merger to AT&T Wireless.

      Separately, AT&T Wireless and the Company entered into an Asset Exchange Agreement (the Exchange) pursuant to which the Company has agreed to exchange certain assets with AT&T Wireless, among other consideration.

The Company acquires:

 .     $80,000 in cash from AT&T Wireless.
 .     AT&T Wireless' 10 MHZ PCS licenses in the areas covering part of the
      Wisconsin market, in addition to adjacent licenses.
 .     AT&T Wireless 10 MHZ PCS licenses in Fort Dodge and Waterloo, Iowa.
 .     The right to acquire additional wireless properties from Polycell
      Communications, Inc. (Polycell) and ABC Wireless, L.L.C. (ABC Wireless)

Consideration issued:

 .     The Company's New England market segment to AT&T Wireless.

      Further, AT&T has agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with TeleCorp to include the new markets, either through amending TeleCorp's existing agreements or by entering into new agreements with Holding Company on substantially the same terms as TeleCorp's existing agreements. In addition, TeleCorp has granted AT&T Wireless a "right of first refusal" with respect to certain markets contributed by AT&T Wireless triggered in the event of a sale of Holding Company to a third party.

      The Contribution and Exchange with AT&T Wireless will be accounted for as an asset purchase and disposition and recorded at fair value. The purchase price will be determined based on cash paid, the fair value of the Class A common stock issued, and the fair value of the assets relinquished. The purchase price will be proportionately allocated to the noncurrent assets acquired based on their estimated fair values. A gain is recognized as the difference between the fair value of the New England assets disposed and their net book value.

6. Subsidiary Guarantee

      On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc., one of the Company's wholly-owned subsidiaries. Summarized financial information of TeleCorp, TeleCorp Communications, Inc. and other non-guarantor subsidiaries as follows:

                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                ($ in thousands)

Balance Sheet as of March 31, 2000


                                                                       TeleCorp
                                                                  Communications, Inc.-- Non-Guarantor
                                                       TeleCorp   Guarantor Subsidiary   Subsidiaries   Eliminations   Consolidated
                                                       --------   --------------------   ------------   ------------   ------------
                ASSETS
Current assets:
    Cash and cash equivalents .................     $   113,488      $  (16,450)     $    (2,432)     $         --      $    94,606
    Accounts receivable, net ..................              --           30,904              164               --           31,068
    Inventory .................................              --           22,315               --               --           22,315
    Intercompany receivables ..................         947,844        (471,227)        (476,617)               --               --
    Prepaid expenses and other current assets........        88           1,577            2,272                --            3,937
                                                    -----------      -----------      -----------      -----------      -----------
        Total current assets ..................       1,061,420        (432,881)        (476,613)               --          151,926

Property and equipment, net ...................           6,339          213,726          241,748             (71)          461,742
PCS licenses and microwave relocation
  costs, net ..................................           2,105          110,981          160,310               --          273,396
Intangible assets--AT&T agreements, net .......              --               --           36,119               --           36,119
Deferred financing costs, net .................          18,811              188             --                 --           18,999
Other assets ..................................           8,354            2,081           17,923         (21,886)            6,472
                                                    -----------      -----------      -----------      -----------      -----------

        Total assets ..........................     $ 1,097,029      $ (105,905)     $   (20,513)     $   (21,957)     $    948,654
                                                    ===========      ===========      ===========      ===========      ===========

        LIABILITIES, MANDATORILY
           REDEEMABLE PREFERRED
         STOCK AND STOCKHOLDERS'
             EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ..........................     $        --      $    14,243      $    12,774      $        --      $    27,017
    Accrued expenses ..........................           3,925           71,074            4,147               --           79,146
    Microwave relocation obligation,
        current portion .......................              --           30,753               --               --           30,753
    Long-term debt, current portion ...........              --               --            1,461               --            1,461
    Accrued interest ..........................           1,546               --              644               --            2,190
    Deferred revenue ..........................              --            2,907               --               --            2,907
                                                    -----------      -----------      -----------      -----------      -----------
        Total current liabilities .............           5,471          118,977           19,026               --          143,474
                                                    -----------      -----------      -----------      -----------      -----------

Long-term debt ................................         633,766               --           16,098               --          649,864
Microwave relocation obligation ...............              --            2,365               --               --            2,365
Accrued expenses ..............................              --               --            7,877               --            7,877
                                                    -----------      -----------      -----------      -----------      -----------
        Total liabilities .....................         639,237          121,342           43,001               --          803,580
                                                    -----------      -----------      -----------      -----------      -----------
Mandatorily redeemable preferred
  stock .......................................         367,915               --               --               --          367,915
Preferred stock subscriptions
  receivable ..................................         (97,001)              --               --               --          (97,001)
                                                    -----------      -----------      -----------      -----------      -----------
        Total mandatorily redeemable preferred
          stock, net ..........................         270,914               --               --               --          270,914
                                                    -----------      -----------      -----------      -----------      -----------
Commitments and Contingencies

Stockholders' equity (deficit):
    Series F preferred stock ..................             149               --               --               --              149
    Common stock ..............................             878               --               --               --              878
    Additional paid-in capital ................         306,011               --           21,886         (21,886)          306,011
    Deferred compensation .....................        (42,182)              (7)               --               --         (42,189)
    Common stock subscriptions
    receivable ................................           (191)               --               --               --            (191)
    Accumulated deficit .......................        (77,787)        (227,240)         (85,400)             (71)        (390,498)
                                                    -----------      -----------      -----------      -----------      -----------
        Total  stockholders' equity
          (deficit) ...........................         186,878        (227,247)         (63,514)         (21,957)        (125,840)
                                                    -----------      -----------      -----------      -----------      -----------
        Total liabilities, mandatorily
        redeemable preferred stock and
        stockholders' equity (deficit) ........     $ 1,097,029      $ (105,905)      $  (20,513)      $  (21,957)      $   948,654
                                                    ===========      ===========      ===========      ===========      ===========


                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                ($ in thousands)


Balance Sheet as of December 31, 1999:


                                                               TeleCorp
                                                        Communications, Inc.--   Non-Guarantor
                                            TeleCorp     Guarantor Subsidiary     Subsidiaries   Eliminations   Consolidated
                                          ------------  -----------------------  --------------  -------------  -------------
                      ASSETS
Current assets:
  Cash and cash equivalents  ............. $  186,110                $  (2,724)      $  (1,056)      $     --      $ 182,330
  Accounts receivable, net  ..............         --                   23,443             138             --         23,581
  Inventory  .............................         --                   15,802              --             --         15,802
  Intercompany receivables  ..............    831,623                 (415,728)       (415,895)            --             --
  Prepaid expenses and other current
   assets ................................        146                    1,325           2,357             --          3,828
                                           ----------                ---------       ---------   ------------      ---------
    Total current assets  ................  1,017,879                 (377,882)       (414,456)            --        225,541
Property and equipment, net  .............      6,058                  176,116         218,347            (71)       400,450
PCS licenses and microwave relocation
 costs, net...............................      2,119                   47,835         217,728             --        267,682
Intangible assets--AT&T agreements, net  .         --                       --          37,908             --         37,908
Deferred financing costs, net  ...........     19,389                      188              --             --         19,577
Other assets  ............................      4,385                      601          17,944        (21,886)         1,044
                                           ----------                ---------       ---------   ------------      ---------
    Total assets  ........................ $1,049,830                $(153,142)      $  77,471       $(21,957)     $ 952,202
                                           ==========                =========       =========   ============      =========
LIABILITIES, MANDATORILY
 REDEEMABLE PREFERRED
 STOCK AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable  ...................... $       96                $  12,222       $  26,585       $     --      $  38,903
  Accrued expenses  ......................        (23)                  48,983           3,017             --         51,977
  Microwave relocation obligation,
     current portion......................         --                   36,122              --             --         36,122
  Long-term debt, current portion.........         --                       --           1,361             --          1,361
  Accrued interest  ......................        675                       --             712             --          1,387
  Deferred revenue  ......................         --                    1,709              --             --          1,709
                                           ----------                ---------       ---------   ------------      ---------
    Total current liabilities  ...........        748                   99,036          31,675             --        131,459

Long-term debt  ..........................    622,795                       --          16,415             --        639,210
Microwave relocation obligation  .........         --                    2,365              --             --          2,365
Accrued expenses  ........................         --                       --           6,541             --          6,541
                                           ----------                ---------       ---------   ------------      ---------
    Total liabilities  ...................    623,543                  101,401          54,631             --        779,575
                                           ----------                ---------       ---------   ------------      ---------

Mandatorily redeemable preferred
 stock.....................  .............    360,182                       --              --             --        360,182
Preferred stock subscriptions
 receivable   ............................    (97,001)                      --              --             --        (97,001)
                                           ----------                ---------       ---------   ------------      ---------
    Total mandatorily reedeemable
     preferred stock, net.................    263,181                       --              --             --        263,181
                                           ----------                ---------       ---------   ------------      ---------
Committments and Contingencies

Stockholders' equity (deficit):
 Series F preferred stock  ...............        149                       --              --             --            149
 Common stock  ...........................        856                       --              --             --            856
 Additional paid-in capital  .............    267,442                       --          21,886        (21,886)       267,442
 Deferred compensation  ..................    (42,811)                      --              --             --        (42,811)
 Common stock subscriptions
  receivable  ............................       (191)                      --              --             --           (191)
 Accumulated deficit  ....................    (62,339)                (254,543)            954            (71)      (315,999)
                                           ----------                ---------       ---------   ------------      ---------
    Total stockholders' equity
     (deficit)  ..........................    163,106                 (254,543)         22,840        (21,957)       (90,554)
                                           ----------                ---------       ---------   ------------      ---------
    Total liabilities, mandatorily
     redeemable preferred stock and
    stockholders' equity (deficit)  ...... $1,049,830                $(153,142)      $  77,471       $(21,957)     $ 952,202
                                           ==========                =========       =========   ============      =========


                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                ($ in thousands)


Statement of Operations for the three months ended March 31, 2000:


                                                                   TeleCorp
                                                            ----------------------  Non-Guarantor
                                                            Communications, Inc.-   --------------
                                                 TeleCorp    Guarantor Subsidiary    Subsidiaries   Eliminations   Consolidated
                                                ----------  ----------------------  --------------  -------------  -------------

Revenue:
  Service   ................................     $     --                $ 36,757        $  1,837        $(1,657)      $ 36,937
  Roaming   ................................           --                  11,452              --             --         11,452
  Equipment   ..............................           --                   7,057              --             --          7,057
                                                 --------                --------        --------        -------       --------
    Total revenue  .........................           --                  55,266           1,837         (1,657)        55,446
                                                 --------                --------        --------        -------       --------

Operating expenses:
  Cost of revenue  .........................           --                  19,026              --             --         19,026
  Operations and development  ..............           --                   8,795           2,171             --         10,966
  Selling and marketing  ...................           --                  34,093             532             --         34,625
  General and administrative  ..............          322                  26,273             681             --         27,276
  Depreciation and amortization  ...........          355                   9,349          13,764             --         23,468
                                                 --------                --------        --------        -------       --------
    Total operating expenses  ..............          677                  97,536          17,148             __        115,361
                                                 --------                --------        --------        -------       --------
    Operating loss  ........................         (677)                (42,270)        (15,311)        (1,657)       (59,915)

Other expense (income):
  Interest expense  ........................       16,458                      --             532             --         16,990
  Interest income  .........................       (2,329)                    (40)            (15)            --         (2,384)
  Other income  ............................           --                      --             (22)            --            (22)
                                                 --------                --------        --------        -------       --------
    Net loss  ..............................      (14,806)                (42,230)        (15,806)        (1,657)       (74,499)

Accretion of mandatorily redeemable
 preferred stock  ..........................       (7,733)                     --              --             --         (7,733)
                                                 --------                --------        --------        -------       --------
    Net loss attributable to
     common equity  ........................     $(22,539)               $(42,230)       $(15,806)       $(1,657)      $(82,232)
                                                 ========                ========        ========        =======       ========

                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                ($ in thousands)


Statement of Cash Flows for the three months ended March 31, 2000:

                                                                                                                     TeleCorp
                                                                                                                 Communications,
                                                                                                                 Inc.--Guarantor
                                                                                        TeleCorp                   Subsidiary
                                                                                       ----------               ------------------

Cash flows from operating activities:
 Net loss  ......................................................................       $ (14,806)                    $(42,230)
 Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization  ................................................             355                        9,349
  Noncash compensation expense...................................................           5,077                           --
  Noncash interest expense.......................................................          11,089                           --
  Bad debt expense  .............................................................              --                        1,661
 Changes in cash flow from operations resulting from
  changes in assets and liabilities:
  Accounts receivable  ..........................................................              --                       (7,487)
  Intercompany receivables.......................................................        (116,221)                      55,499
  Inventory  ....................................................................              --                       (6,513)
  Prepaid expenses and other current assets......................................             (58)                        (102)
  Other assets  .................................................................          (3,969)                      (1,480)
  Accounts payable  .............................................................             (96)                       2,021
  Accrued expenses  .............................................................           8,970                       21,967
  Accrued interest  .............................................................             871                           --
  Deferred revenue  .............................................................              --                        1,198
                                                                                      -----------                  -----------

   Net cash (used in) provided by operating activities  .........................        (108,788)                      33,883
                                                                                      -----------                  -----------

Cash flows from investing activities:
 Expenditures for property and equipment  .......................................              --                      (46,905)
 Capitalized interest  ..........................................................            (622)                          --
 Expenditures for microwave relocation...........................................               -                         (369)
    Capitalized Tritel acquisition costs..........................................         (5,081)                          --
                                                                                      -----------                  -----------

   Net cash used in investing activities  .......................................          (5,703)                     (47,274)
                                                                                      -----------                  -----------

Cash flows from financing activities:
 Proceeds from sale of common stock..............................................          41,869                           --
 Payments on long term debt  ....................................................              --                         (335)
                                                                                      -----------                  -----------

   Net cash provided by (used in) financing activities  .........................          41,869                         (335)
                                                                                      -----------                  -----------

Net decrease in cash and cash equivalents  ......................................         (72,622)                     (13,726)
Cash and cash equivalents at the beginning of period  ...........................         186,110                       (2,724)
                                                                                      -----------                  -----------
Cash and cash equivalents at the end of period  .................................       $ 113,488                     $(16,450)
                                                                                      ===========                  ===========

                       TELECORP PCS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    ($ in thousands, except per share data)


7.  Subsequent events

Acquisitions

      On April 7, 2000, the Company completed its acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of the Company's Class A common stock valued at $45,896. TeleCorp LMDS's stockholders are Mr. Vento, Mr. Sullivan and three of the Company's initial investors. As Mr. Vento and Mr. Sullivan have voting control of the Company and TeleCorp LMDS, the acquisition is accounted for as an acquisition between companies under common control. The licenses acquired will be recorded by the Company at $2,707 which represents the cost basis of TeleCorp LMDS. The remaining $43,189 is considered a distribution to the shareholders of TeleCorp LMDS. By acquiring TeleCorp LMDS, TeleCorp gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and U.S. Virgin Islands basic trading areas.

      On April 11, 2000, the Company completed its acquisition of the 15% of Viper Wireless, Inc. (Viper Wireless) that it did not already own from Mr. Vento and Mr. Sullivan in exchange for an aggregate of 323,372 shares of TeleCorp's Class A common stock and 800 shares of its Series E preferred stock. The Company acquired 85% of Viper Wireless on March 1, 1999 in exchange for $32,286 contributed by AT&T and certain of the Company's other initial investors for additional shares of its preferred and common stock. Viper Wireless used the proceeds to participate in the Federal Communications Commission's reauction of PCS licenses. Viper Wireless was subsequently granted six PCS licenses in the reauction. In connection with the final closing, the Company recognized compensation expense of $15,297 based on the fair value of the Class A common stock and Series E preferred stock at the date of issuance.

      On April 27, 2000, the Company completed its acquisition of 15 MHz of additional airwaves in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As consideration for the additional airwaves the Company paid Gulf Telecom $262 in cash, assumed approximately $2,400 in Federal Communications Commission debt related to the license and reimbursed Gulf Telecom $471 for interest it paid to the Federal Communications Commission on the debt related to the license from June 1998 through March 2000. The entire purchase price will be allocated to acquired licenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      You should read the following discussion in conjunction with (1) our accompanying unaudited consolidated financial statements and notes thereto and
(2) our audited consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1999 included in our annual report on Form 10-K for such period. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements.

Overview

      For periods prior to 1999 we were a development stage company. In the first quarter of 1999, we exited the development stage and commenced commercial operations in each of our major mainland U.S. markets, after having launched our New Orleans market for roaming services in late December 1998. We launched service in our Puerto Rico markets on June 30, 1999. At March 31, 2000 we had launched our service in 28 markets covering approximately 74% of the population of our licensed area.

Revenue
  We derive our revenue from:

     . Services. We sell wireless personal communications services. The various types of service revenue associated with personal communications services for our customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with our prepaid customers and non-recurring activation and de-activation service charges.

     . Roaming Charges. We charge monthly, non-recurring, per minute fees to other wireless companies whose customers use our network facilities to place and receive wireless calls.

     . Equipment Sales. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

      Service revenue constituted our largest component of revenue during the three months ended March 31, 2000, at 67%. Roaming revenue and equipment revenue represented 21% and 12%, respectively. We expect that as our customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decrease as a percentage of revenue. Roaming minutes on our network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under our reciprocal roaming agreement with AT&T Wireless, our largest roaming partner, the amount we will receive and pay per roaming minute declines for each of the next several years.

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

Cost of Revenue

     . Equipment. We purchase personal communications handsets and accessories from third party vendors to resell to our customers for use in connection with our services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. We record as cost of revenue an amount approximately equal to our revenue on equipment sales. We record the excess cost of handsets as a sales and marketing operating expense. We do not manufacture any of this equipment.

     . Roaming Fees. We pay fees to other wireless communications companies based on airtime usage of our customers on other communications networks. It is expected that reciprocal roaming rates charged between us and other carriers will decrease. We do not have any significant minimum purchase requirements other than our obligation to purchase at least 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. We believe we will be able to meet this minimum requirement.

     . Clearinghouse Fees. We pay fees to an independent clearinghouse for processing our call data records and performing monthly inter-carrier financial settlements for all charges that we pay to other wireless companies when our customers use their network, and that other wireless companies pay to us when their customers use our network. We do not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

     . Variable Interconnect. We pay monthly charges associated with the connection of our network with other carriers' networks. These fees are based on minutes of use by our customers. This is known as interconnection. We do not have any significant minimum purchase requirements.

     . Variable Long Distance. We pay monthly usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers' usage, applied at pre-negotiated rates with the other carriers. We do not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

Operating Expenses

      Operations and development. Our operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and noncash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance and operations of the network facilities and equipment. Operations and development expense is expected to increase as we expand our coverage and operations and add customers. In future periods, we except that this expense will decrease as a percentage of gross revenue.

      Selling and marketing. Our selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and noncash stock compensation related to employees whose salaries are included within selling and marketing. We also record the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as we expand our coverage and add customers. In future periods, we expect that this expense will decrease as a percentage of gross revenues.

      General and administrative. Our general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and noncash stock compensation related to employees whose salaries are included within general and administrative. Although we expect general and administrative expense to increase in future periods we expect this expense will decrease as a percentage of gross revenues.

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

OTHER (EXPENSE) INCOME

      Interest income (expense). Interest income is earned primarily on our cash and cash equivalents. Interest expense through March 31, 2000 consists of interest due on our senior credit facilities, senior subordinated discount notes, vendor financing, and debt owed to the U.S. government related to our licenses, less interest capitalized.

Results of Operations

      Three months ended March 31, 2000 compared to three months ended March 31, 1999

Customer Analysis

      We commenced commercial operations in the first quarter of 1999 with the launch of our New Orleans market, and by March 31, 2000, grew our customer base to over 228,000 customers. We have successfully launched commercial service in 28 of our markets with our network covering approximately 74% of the population in the basic trading area's in which we hold licenses.

Revenue

      Service revenue was approximately $36.9 million for the three months ended March 31, 2000 resulting primarily from three full months of service offerings to our customers. Service revenue for the three months ended March 31, 1999 was approximately $0.5 million which consisted of commercial service for approximately one month in certain of our domestic markets. Roaming revenue was $11.5 million for the three months ended March 31, 2000, as compared to $1.9 million for the three months ended March 31, 1999. The increase was due to our significant increase in cell sites which provided roaming service to AT&T Wireless' and other carriers customers in our markets. Equipment revenue was approximately $7.1 million for the three months ended March 31, 2000 as compared to approximately $1.9 million for the three months ended March 31, 1999. The increase was primarily due to our increase in customers and their related purchase of handsets and other equipment in connection with the use of our service.

Cost of Revenue

      Cost of revenue for the three months ended March 31, 2000 was approximately $19.0 million as compared to $2.7 million for the three months ended March 31, 1999. Cost of revenue consists of equipment costs, roaming expenses and other costs such as clearinghouse fees, variable interconnect and long distance charges and increased primarily as a result of a full three months of service offerings in the quarter ended March 31, 2000.

Operations and Development

      Operations and development expense was approximately $11.0 million for the three months ended March 31, 2000, as compared to approximately $7.7 million for the three months ended March 31, 1999. The increase in operations and development was primarily due to the engineering and implementation support and maintenance expense related to the significant build-out of our PCS network and the use of our network by our customers as well as other carriers' roaming customers during the quarter ended March 31, 2000.

Selling and Marketing

      Selling and marketing expense for the three months ended March 31, 2000 was approximately $34.6 million as compared to approximately $7.9 million for the same period ended March 31, 1999. This increase was due primarily to the expense associated with the excess cost of handsets over the retail price for new subscribers in the three months ended March 31, 2000 as well as the increase in salary and benefit expenses for new corporate and regional sales staff, advertising expenses associated with the continued promotion of our existing markets as well as launch costs associated with two new markets in the quarter ended March 31, 2000.

General and Administrative

      General and administrative expense was approximately $27.3 million, including approximately $4.7 million in non cash stock compensation, for the three months ended March 31, 2000, as compared to approximately $10.2 million and no non cash stock compensation for the three months ended March 31, 1999. The increase was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commencement of our service offering, as well as the stock based compensation charge related to the vesting of stock options and restricted stock awards.

Depreciation and Amortization

      Depreciation and amortization expense was approximately $23.5 million for the three months ended March 31, 2000, as compared to approximately $2.8 million for the three months ended March 31, 1999. The increase was primarily due to depreciation of our network and their property and equipment, as well a full quarter of amortization on our personal communications services licenses and AT&T operating agreements, whose amortization commenced with the launch of our service on February 29, 1999.

Interest Expense

      Interest expense was approximately $17.0 million, net of capitalized interest of approximately $0.6 million, for the three months ended March 31, 2000, as compared to approximately $6.3 million, net of capitalized interest of approximately $1.3 million, for the three months ended March 31, 1999. The increase in interest expense was primarily due to the increase in debt including the issuance of the senior subordinated discount notes of $327.6 million in April, 1999. The decrease in capitalized interest was attributable to the decrease in capital expenditures in the first quarter of 2000.

Liquidity and Capital Resources

                                                 December 31,     March 31,
                                                     1999           2000
                                                 -------------  -------------
                                                                 (unaudited)

Cash and cash equivalents                          $182,330        $94,606
Working capital                                    $ 94,082        $ 8,452
Current assets to current liabilities                  1.72           1.06
Debt to total capitalization                           0.79           0.82


      Cash and cash equivalents totaled approximately $94.6 million at March 31, 2000, as compared to approximately $182.3 million at December 31, 1999. This decrease was the result of $58.6 million of cash used in operating activities and $70.7 million of cash used in investing activities, offset by cash provided from financing activities of $41.5 million.

      Cash used in operating activities of $58.6 million for the three months ended March 31, 2000 resulted from a net loss of $74.5 million that was partially offset by non-cash charges of $41.3 million. Cash outlays for capital expenditures required for the development and construction of our network totaled $52.5 million. We spent $12.1 million on the FCC deposit and $5.1 million on capitalized Tritel acquisition costs. During the three months ended March 31, 2000, we received proceeds from the sale of common stock to AT&T of $41.9 million.

      During the three months ended March 31, 1999, we received proceeds from long-term debt of $50.0 million. Additionally, we received $3.5 million of preferred stock subscriptions receivable. Cash outlays for capital expenditures required to develop and construct our network totaled $112.2 million and we deposited $17.8 million with the FCC for PCS licenses. Cash used in operating activities of $21.5 million for the three months ended March 31, 1999 resulted from a net loss of $32.3 million that was offset by non-cash charges of $3.5 million.

New Accounting Pronouncements

      In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting this standard.

      In December 1999, the SEC released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the Company for the quarter ending June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this SAB to determine the impact on its financial position and results of operations.


Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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

      We use interest rate swaps to hedge the effects of fluctuations in interest rates on our senior credit facilities. These transactions meet the requirements for hedge accounting, including designation and correlation. These interest rate swaps are managed in accordance with our policies and procedures. We do not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. As of March 31, 2000, we had entered into six interest rate swap agreements totaling $225 million to convert our variable rate debt to fixed rate debt. The interest rate swaps had no material impact on our consolidated financial statements as of and for the year ended December 31, 1999 or as of and for the three months ended March 31, 2000.

Part II--Other Information

Item 2.  Use of Proceeds.

      On November 23, 1999, in connection with our offering to AT&T concurrent to our initial public offering, a registration statement on Form S-1 (File No. 333-89393) and an additional registration statement on Form S-1 (File No. 333-91481) pursuant to Rule 462 (b) of the Securities Exchange Act of 1933 were declared effective by the Securities and Exchange Commission, pursuant to which 2,245,000 shares of our class A common stock were sold at a price of $18.65 per share. This concurrent offering generated proceeds of approximately $41.9 million. No associated costs were incurred as the offering was directly with AT&T, therefore the net proceeds to us were approximately $41.9 million. We received the cash proceeds from AT&T on January 18, 2000. The following table approximates our intended use of the net offering proceeds:

Construction of wireless network and other property and equipment.  $    36,500
Working capital...................................................        5,369
                                                                  ------------------
   Total..........................................................  $    41,869
                                                                  ==================

Item 6.  Exhibit and Reports on Form 8-K.

(a)       Exhibit:

          27.1  Financial Data Schedule

(b)       Reports on Form 8-K

          We filed a Current Report on Form 8-K dated February 28, 2000 under which we announced the execution of a definitive agreement to merge with Tritel, Inc. Additionally, TeleCorp separately announced the execution of a definitive agreement to exchange certain property with AT&T Wireless PCS, LLC. A copy of both press releases, dated
          February 28, 2000, were filed as exhibits.

          We filed an amendment to the Current Report on Form 8-K dated March 10, 2000 under which we amended the Current Report on Form 8-K filed February 28, 2000 in connection with the execution of a definitive agreement to merge with Tritel, Inc and, TeleCorp's separate announcement of the execution of a definitive agreement to exchange certain property with AT&T Wireless PCS, LLC. A copy of both press releases, dated February 28, 2000, were filed as exhibits.

          We filed a Current Report on Form 8-K dated March 15, 2000 under which we filed as exhibits copies of the definitive Agreement and Plan of Reorganization and Contribution (the Merger Agreement) and the definitive Asset Exchange Agreement. In connection with the Merger Agreement, holders representing in excess of 50% of the voting control of each of TeleCorp and Tritel have entered into voting agreements which provide for, among other matters, voting their shares in favor of the transactions contemplated by the Merger Agreement (the "Voting Agreements"). A copy of each of the Voting Agreements were attached as exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TELECORP PCS, INC.

Dated: May 15, 2000       By: /s/ Thomas H. Sullivan
                          ------------------------------------------------

                              Thomas H. Sullivan,
                              Executive Vice President and Chief Financial
                              Officer

                                   SUBSIDIARY

                          TELECORP COMMUNICATIONS, INC.

Dated: May 15, 2000       By: /s/ Thomas H. Sullivan
                          ------------------------------------------------

                              Thomas H. Sullivan,
                              Executive Vice President and Chief Financial
                              Officer

                                 EXHIBIT INDEX


27.1 Financial Data Schedule.