Form 10-Q
period 2000-09-30
TELECORP COMMUNICATIONS INC
filed 2000-11-14
CIK 1092935

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X]Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to    .
                               ----------------
                       Commission File number: 000-27901

                            TeleCorp Wireless, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                TeleCorp PCS, Inc.                      54-1988007
  (State or other jurisdiction of           (Former Name or Former Address,               (I.R.S. Employer
  of incorporation or organization)            if Changed Since Last Report)             Identification No.)


                      and the following former subsidiary:
                       Commission file number: 333-36154

                               TeleCorp PCS, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                           TeleCorp-Tritel Holding Company                       54-1872248
   (State or other jurisdiction of               (Former Name or Former Address,                     I.R.S. Employer
    incorporation or organization)                if Changed Since Last Report)                     Identification No.)



            and the following subsidiary of Telecorp Wireless, Inc.:

                       Commission file number: 333-43596

                         TeleCorp Communications, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                   52-2105807
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                                 (703) 236-1100
                    (Address of principal executive offices)
                               ----------------

   The former name of TeleCorp Wireless, Inc. was TeleCorp PCS, Inc. The former name of TeleCorp PCS, Inc. was TeleCorp-Tritel Holding Company. For the quarterly period ended September 30, 2000, TeleCorp PCS, Inc. was a wholly-owned subsidiary of TeleCorp Wireless, Inc. Currently, TeleCorp Wireless, Inc. is a wholly-owned subsidiary of TeleCorp PCS, Inc.

   The Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_] .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of November 9, 2000, the outstanding shares of each class of Telecorp Wireless, Inc. common stock are as follows:

      Class A Common Stock, $.01 par value per share................. 87,778,618
      Class C Common Stock, $.01 par value per share.................    283,813
      Class D Common Stock, $.01 par value per share.................    851,429
      Voting Preference Common Stock, $.01 par value per share.......      3,090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index

                                                                            Page
                                                                            ----
 PART I Financial Information
  Item 1. Financial Statements
          Consolidated Balance Sheets as of December 31, 1999 and
           September 30, 2000 (unaudited)................................     1
          Consolidated Statements of Operations for the three months ended September 30, 1999 (unaudited) and 2000 (unaudited) and for the nine months ended September 30, 1999 and 2000
           (unaudited)...................................................     2
          Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1999 and 2000 (unaudited).......................     3
          Notes to Consolidated Financial Statements.....................     4
  Item 2. Management's Discussion and Analysis of Financial Conditions
           and Results of Operations.....................................    22
  Item 3. Quantitative and Qualitative Disclosure About Market Risk......    28

 PART II Other Information
  Item 6. Exhibits.......................................................    30

Part I--Financial Information

Item 1. Financial Statements
                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                       December 31, September 30,
                                                           1999         2000
                                                       ------------ -------------
                                                                     (unaudited)
                        ASSETS
 Current assets:
   Cash and cash equivalents.........................   $ 182,330    $   317,503
   Short-term investments............................         --         127,464
   Accounts receivable, net..........................      23,581         48,871
   Inventory.........................................      15,802         15,856
   Prepaid expenses and other current assets.........       3,828          6,817
                                                        ---------    -----------
     Total current assets............................     225,541        516,511
 Property and equipment, net.........................     400,450        641,585
 PCS licenses and microwave relocation costs, net....     267,682        276,124
 Intangible assets--AT&T agreements, net.............      37,908         32,542
 Deferred financing costs, net.......................      19,577         32,044
 Other assets........................................       1,044         34,780
                                                        ---------    -----------
     Total assets....................................   $ 952,202    $ 1,533,586
                                                        =========    ===========
 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Accounts payable..................................   $  38,903    $    40,379
   Accrued expenses..................................      51,977        134,154
   Long-term debt, current portion...................       1,361         31,093
   Microwave relocation obligation, current portion..      36,122         21,025
   Accrued interest..................................       1,387         12,745
   Deferred revenue..................................       1,709          2,231
                                                        ---------    -----------
     Total current liabilities.......................     131,459        241,627
 Long-term debt......................................     639,210      1,224,769
 Microwave relocation obligation.....................       2,365         16,576
 Accrued expenses and other liabilities..............       6,541         13,136
                                                        ---------    -----------
     Total liabilities...............................     779,575      1,496,108
                                                        ---------    -----------
 Mandatorily redeemable preferred stock, issued
  382,539 and 383,339 shares, respectively; and
  outstanding, 382,539 and 383,173 shares,
  respectively, (liquidation preference $412,390 as
  of September 30, 2000, unaudited)..................     360,182        384,421
 Preferred stock subscriptions receivable............     (97,001)       (59,542)
                                                        ---------    -----------
     Total mandatorily redeemable preferred stock,
      net............................................     263,181        324,879
                                                        ---------    -----------
 Commitments and contingencies
 Stockholders' equity (deficit):
   Series F preferred stock, par value $.01 per
    share, 14,912,778 shares issued and outstanding
    (liquidation preference $1 as of September 30,
    2000, unaudited).................................         149            149
   Common stock, par value $.01 per share issued
    85,592,221 and 89,083,691 shares, respectively;
    and outstanding 85,592,221 and 88,979,103 shares,
    respectively.....................................         856            890
   Additional paid-in capital........................     267,442        304,783
   Deferred compensation.............................     (42,811)       (29,038)
   Common stock subscriptions receivable.............        (191)           --
   Accumulated other comprehensive income............         --           1,679
   Accumulated deficit...............................    (315,999)      (565,864)
                                                        ---------    -----------
     Total stockholders' equity (deficit)............     (90,554)      (287,401)
                                                        ---------    -----------
     Total liabilities, mandatorily redeemable
      preferred stock and stockholders'
      equity (deficit)...............................   $ 952,202    $ 1,533,586
                                                        =========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                                For the three months      For the nine months
                                 ended September 30,      ended September 30,
                               ------------------------  -----------------------
                                  1999         2000         1999        2000
                               -----------  -----------  ----------  -----------
                               (unaudited)  (unaudited)              (unaudited)
Revenue:
  Service....................  $   12,705   $    64,272  $   18,937  $   152,328
  Roaming....................       9,455        18,307      18,942       44,458
  Equipment..................       4,673         9,312      10,322       22,562
                               ----------   -----------  ----------  -----------
    Total revenue............      26,833        91,891      48,201      219,348
                               ----------   -----------  ----------  -----------
Operating expenses:
  Cost of revenue............      12,980        27,473      23,087       67,906
  Operations and development
   (including non-cash stock
   compensation of $0, $302,
   $0 and $1,073)............      10,427        14,043      25,925       39,578
  Selling and marketing
   (including non-cash stock
   compensation of $0, $413,
   $0 and $972)..............      18,795        43,689      39,720      118,455
  General and administrative
   (including non-cash stock
   compensation of $0,
   $3,214, $0 and $28,767)...      16,502        31,429      38,943      105,776
  Depreciation and
   amortization..............      18,308        32,387      34,799       82,770
                               ----------   -----------  ----------  -----------
    Total operating
     expenses................      77,012       149,021     162,474      414,485
                               ----------   -----------  ----------  -----------
    Operating loss...........     (50,179)      (57,130)   (114,273)    (195,137)
Other (income) expense:
  Interest expense...........      17,340        29,726      34,447       63,989
  Interest income and other..      (1,727)       (5,364)     (4,645)      (9,261)
                               ----------   -----------  ----------  -----------
    Net loss.................     (65,792)      (81,492)   (144,075)    (249,865)
Accretion of mandatorily re-
 deemable preferred stock....      (7,064)       (8,292)    (16,960)     (24,181)
                               ----------   -----------  ----------  -----------
Net loss attributable to com-
 mon equity..................  $  (72,856)  $   (89,784) $ (161,035) $  (274,046)
                               ==========   ===========  ==========  ===========
Net loss attributable to
 common equity per share--
 basic and diluted...........  $    (0.88)  $     (0.88) $    (2.30) $     (2.72)
                               ==========   ===========  ==========  ===========
Weighted average common
 equity shares outstanding--
 basic and diluted...........  82,331,434   101,532,484  70,089,141  100,789,980
                               ==========   ===========  ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                            For the nine months
                                                            ended September 30,
                                                           -----------------------
                                                              1999        2000
                                                           ----------  -----------
                                                                       (unaudited)
Cash flows from operating activities:
  Net loss................................................ $ (144,075) $ (249,865)
  Adjustment to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................     34,799      82,770
    Non-cash compensation expense related to stock option
     grants and restricted stock awards...................        --       30,812
    Non-cash interest expense.............................     20,995      36,510
    Bad debt expense......................................      1,022       8,482
  Changes in cash flow from operations resulting from
   changes in assets and liabilities:
    Accounts receivable...................................    (17,924)    (25,290)
    Inventory.............................................    (11,347)        (54)
    Prepaid expenses and other current assets.............        914      (2,989)
    Other assets..........................................       (423)       (339)
    Accounts payable......................................     11,138     (12,905)
    Accrued expenses and other liabilities................     16,001      21,931
    Accrued interest......................................       (947)     11,358
    Deferred revenue......................................      1,133         522
                                                           ----------  ----------
      Net cash used in operating activities...............    (88,714)    (99,057)
                                                           ----------  ----------
Cash flows from investing activities:
  Expenditures for property and equipment.................   (245,528)   (234,058)
  Expenditures for property and equipment; Black Label
   Wireless, Inc. ........................................        --      (15,752)
  Purchase of short-term investments......................        --     (130,740)
  Proceeds from the sale of short-term investments........        --        5,001
  Expenditures for acquisition of PCS licenses; Black
   Label Wireless, Inc. ..................................        --      (12,166)
  Capitalized interest on network under development and
   PCS licenses...........................................     (4,478)     (2,712)
  Expenditures for microwave relocation...................     (5,679)     (5,398)
  Purchase of PCS licenses................................    (72,390)       (733)
  Deposit on PCS licenses.................................    (43,647)    (12,368)
  Partial refund of deposit on PCS licenses...............     11,361       9,607
  Purchase of intangibles--AT&T agreements................    (16,145)        --
  Capitalized Tritel acquisition costs....................        --      (10,214)
                                                           ----------  ----------
      Net cash used in investing activities...............   (376,506)   (409,533)
                                                           ----------  ----------
Cash flows from financing activities:
  Proceeds from sale of mandatorily redeemable preferred
   stock..................................................     64,521         --
  Receipt of preferred stock subscriptions receivable.....      3,740      37,650
  Direct issuance costs from sale of mandatorily
   redeemable preferred stock.............................     (2,500)        --
  Proceeds from sale of common stock and series F
   preferred stock........................................     21,724      41,869
  Proceeds from long-term debt............................    397,635     550,000
  Proceeds from long-term debt; Black Label
   Wireless, Inc. ........................................        --       29,422
  Payments of deferred financing costs....................    (10,999)    (14,159)
  Payments on long term debt..............................    (40,224)     (1,019)
                                                           ----------  ----------
      Net cash provided by financing activities...........    433,897     643,763
                                                           ----------  ----------
Net (decrease) increase in cash and cash equivalents......    (31,323)    135,173
Cash and cash equivalents at the beginning of period......    111,733     182,330
                                                           ----------  ----------
Cash and cash equivalents at the end of period............ $   80,410  $  317,503
                                                           ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ($ in thousands)

1. Organization and Business

   TeleCorp Holding Corp., Inc. was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding Corp., Inc. was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding Corp., Inc. successfully obtained licenses in the New Orleans, Memphis, Beaumont and Little Rock Basic Trading Areas (BTAs). TeleCorp Holding Corp., Inc. qualified as a Designated Entity and Very Small Business under Part 24 of the rules of the FCC applicable to broadband PCS.

   TeleCorp PCS, Inc. was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding Corp., Inc. Upon completion of the 1998 AT&T transaction, TeleCorp Holding Corp., Inc. became a wholly-owned subsidiary of TeleCorp PCS, Inc.

   The Company is the largest AT&T Wireless PCS, LLC (AT&T Wireless) affiliate in the United States, in terms of licensed population, with licenses covering markets where approximately 17 million people reside. The Company provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States.

   Under the terms of the strategic alliance with AT&T Wireless and certain of its affiliates (collectively, AT&T), the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo together with the SunCom brand name and logo, giving equal emphasis to each in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T Wireless and AT&T Wireless' roaming partners provides coast-to-coast coverage to its customers.

2. Merger with Tritel, Inc.

   In anticipation of the merger of TeleCorp PCS, Inc. and Tritel, Inc. (Tritel), a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with that certain Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc (see Note 14). The merger was consummated on November 13, 2000. Each of TeleCorp PCS, Inc. and Tritel merged with newly formed subsidiaries of Holding Company. Holding Company was renamed TeleCorp PCS, Inc. and the newly formed subsidiary formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless, Inc. TeleCorp Wireless Inc. is hereafter referred to as the Company.

3. Black Label Wireless, Inc.

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent Technologies, Inc. (Lucent), under which Lucent agreed to lend Black Label up to $175,000. Black Label intends to use the proceeds of loans under the credit agreement to develop the network related to the licenses being acquired by the Company in the contribution and the exchange agreement with AT&T Wireless (see Note 14). Upon consummation of the merger, Black Label intends to transfer its assets to the Company and the Company intends to satisfy Black Label's indebtedness to Lucent. Black Label is considered by the Company to be a special purpose entity and the Company has included all of Black Label's activities in its consolidated financial statements.

   The obligations under the Black Label credit agreement must be repaid by July 14, 2001. Additionally, if the obligations under the credit agreement are assumed by the Company, the commitments under credit agreement shall immediately terminate and all obligations due under the credit agreement shall immediately become due and payable.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


4. Basis of Presentation

 Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries and special purposes entity acting on the Company's behalf. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Short-term Investments

   Short-term investments consist of high grade commercial paper with original maturities greater than three months but less than one year. Management determines the appropriate classification of its investments at the time of purchase. Investments for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders' equity. Cost of securities sold is determined on a specific identification basis.

5. Accounts Receivable

   Accounts receivable consists of the following:

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                                    (unaudited)
   Accounts receivable...............................   $26,203       $51,799
   Allowance for doubtful accounts...................    (2,622)       (2,928)
                                                        -------       -------
                                                        $23,581       $48,871
                                                        =======       =======

6. Inventory

   Inventory consists of the following:

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                                    (unaudited)
   Handsets..........................................   $15,090       $14,538
   Accessories.......................................       712         1,318
                                                        -------       -------
                                                        $15,802       $15,856
                                                        =======       =======

                            TELECORP WIRELESS, INC.

                                ($ IN THOUSANDS)


7. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                             DECEMBER 31, SEPTEMBER 30,
                                 1999         2000
                             ------------ -------------
                                           (UNAUDITED)
   Wireless network........    $364,491     $604,479
   Network under
    development............      21,758       71,214
   Computer equipment......      16,888       25,051
   Internal use software...      21,648       27,274
   Leasehold improvements..      12,011       17,207
   Furniture, fixtures,
    office equipment and
    other..................      10,904       16,761
                               --------     --------
                                447,700      761,986
   Accumulated
    depreciation...........     (47,250)    (120,401)
                               --------     --------
                               $400,450     $641,585
                               ========     ========

   Depreciation expense for the three months ended September 30, 1999 and 2000 was $15,938 and $29,075, respectively. Depreciation expense for the nine months ended September 30, 1999 and 2000 was $29,179 and $73,151, respectively.

8. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1999         2000
                                                     ------------ -------------
                                                                   (UNAUDITED)
   Senior subordinated notes........................   $    --     $  450,000
   Senior subordinated discount notes...............    354,291       385,510
   Senior credit facilities.........................    225,000       325,000
   Lucent notes payable.............................     43,504        46,584
   Black Label Wireless, Inc. credit agreement......        --         29,657
   U.S. Government financing........................     17,776        19,111
                                                       --------    ----------
                                                        640,571     1,255,862
   Less: current portion............................      1,361        31,093
                                                       --------    ----------
                                                       $639,210    $1,224,769
                                                       ========    ==========

 Senior Credit Facility

   On June 5, 2000, the Company borrowed $65,000 on the Tranche A term loan. On July 14, 2000, the Company borrowed $35,000 on the Tranche A term loan. The total principal outstanding on the Tranche A term loan was $100,000 as of September 30, 2000. Interest on the Tranche A loan was 8.84% at September 30, 2000.

 Senior Subordinated Notes

   On July 14, 2000, the Company completed the issuance and sale of 10 5/8% Senior Subordinated Notes (Subordinated Notes) with an aggregate principal amount of $450,000. The Subordinated Notes mature July 15, 2010 and the Company is required to pay interest semi-annually beginning on January 15, 2001. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled approximately $13,000 which have been recorded as deferred finance costs and will be amortized over the life of the Subordinated Notes.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


   The Subordinated Notes are subject to optional redemption, allowing the Company on or after July 15, 2005, to redeem some or all of the Subordinated Notes together with accrued and unpaid interest at redemption prices. The Company also has the option until July 15, 2003, to redeem up to 35% of the original aggregate principal amount of these notes with the net proceeds of certain types of qualified equity offerings at a redemption price equal to 110.625% of the principal amount as long as at least 65% of the original aggregate principal amount of the notes remains outstanding immediately after redemption. If the Company experiences a change of control at any time on or prior to July 15, 2005, the Company has the option to redeem all of the Subordinated Notes at par plus a premium. If the Company has not previously redeemed the Subordinated Notes and if the Company experiences a change in control after July 15, 2005, the note holders may require the Company to make an offer to repurchase all of the Subordinated Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

   The Company is required to comply with certain financial covenants outlined in the indenture agreement. The Subordinated Notes are not collateralized. The Subordinated Notes are subordinate to all of the Company's existing and future senior debt, rank equally with all existing senior subordinated debt and rank senior to all existing and future subordinated debt. The Subordinated Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc.

 Lucent Senior Subordinated Notes

   On July 14, 2000, TeleCorp PCS, Inc. (formerly TeleCorp-Tritel Holding Company or Holding Company) entered into a commitment letter with Lucent. Under the terms of the commitment letter, Lucent agreed that following the merger of the Company and Tritel with subsidiaries of TeleCorp PCS, Inc., Lucent will purchase from TeleCorp PCS, Inc., should TeleCorp PCS, Inc. issue, senior subordinated discount notes (Lucent Notes) with gross proceeds up to $350,000. The gross proceeds borrowed on the Lucent Notes plus any amount outstanding under the Black Label Wireless, Inc. Credit Agreement (see below) cannot at any time exceed $350,000. If issued, the Lucent Notes will mature 10 years from the date of issuance, unless previously redeemed by TeleCorp PCS, Inc. As interest accrues, it will be added to the principal as an increase to interest expense and to the carrying value of the notes for five years from the date of issuance. After five years, interest on the Lucent Notes will become payable semi-annually. The Lucent Notes will not be collaterized. The Lucent Notes would be senior subordinated unsecured obligations of TeleCorp PCS, Inc., ranking equivalent in right of payment to all of the TeleCorp PCS, Inc.'s future senior subordinated debt. The Lucent Notes would be subordinate in right of payment to any future senior debt incurred by TeleCorp PCS, Inc. or its guarantor subsidiaries but senior in right of payment to any future subordinated debt incurred by TeleCorp PCS, Inc. or any of its guarantor subsidiaries.

 Black Label Wireless, Inc. Credit Agreement

   On July 14, 2000, Black Label, a company wholly owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black Label up to $175,000. Black Label intends to use the proceeds of loans under the credit agreement to develop the network related to the licenses being acquired by the Company in the contribution and the exchange agreements (see Note 14).

   The obligations under the Black Label credit agreement must be repaid by July 14, 2001. Additionally, if the obligations under the credit agreement are assumed by the Company, the commitments under the credit agreement shall immediately terminate and all obligations due under the credit agreement shall immediately become due and payable.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


   As of September 30, 2000, $29,657 was included in current portion of long-term debt related to the Black Label credit agreement including $235 of accrued interest. Interest accrues at a weighted average rate based on LIBOR plus 2% on the date each tranche is drawn. The weighted average interest rate was 8.62% at September 30, 2000.

9. Preferred Stock Subscriptions Receivable

   On July 17, 2000, the Company received $37,650 from certain of its initial institutional investors related to the preferred stock subscriptions receivable.

10. Concurrent Offering

   In an offering concurrent with the Company's initial public offering, the Company issued 2,245,000 shares of Class A common stock to AT&T Wireless Services, Inc. (AT&T Wireless) for $18.65 per share. The Company's proceeds for the concurrent offering of $41,869 were received on January 18, 2000.

11. Acquisitions

   On April 7, 2000, the Company completed its acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of the Company's Class A common stock valued at $45,896 on the closing date. TeleCorp LMDS had no operations and its only assets were local multipoint distribution service licenses. By acquiring TeleCorp LMDS, TeleCorp gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and U.S. Virgin Islands basic trading areas. TeleCorp LMDS's stockholders were Mr. Vento, Mr. Sullivan and three of the Company's initial investors. As Mr. Vento and Mr. Sullivan have voting control of the Company and TeleCorp LMDS, the acquisition was accounted for as an acquisition between companies under common control and recorded at historical cost. The licenses acquired have been recorded by the Company at $2,707, which represents the historical cost of TeleCorp LMDS.

   On April 11, 2000, the Company completed its acquisition of the 15% of Viper Wireless, Inc. (Viper Wireless) that it did not already own from Mr. Vento and Mr. Sullivan in exchange for an aggregate of 323,372 shares of the Company's Class A common stock and 800 shares of its Series E preferred stock. The Company acquired 85% of Viper Wireless on March 1, 1999 in exchange for $32,286 contributed by AT&T and certain of the Company's other initial investors for additional shares of the Company's preferred and common stock. Viper Wireless used the proceeds to participate in the Federal Communications Commission's reauction of PCS licenses. Viper Wireless was granted six PCS licenses in the reauction. In connection with the completion of the acquisition, the Company recognized compensation expense of $15,297 based on the fair value of the Class A common stock and Series E mandatorily redeemable preferred stock at the closing date.

   On April 27, 2000, the Company completed its acquisition of 15 MHz PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As consideration for the PCS licenses, the Company paid Gulf Telecom $262 in cash, assumed approximately $2,433, less a discount of $401, in Federal Communications Commission debt related to the license and reimbursed Gulf Telecom $471 for interest it paid to the Federal Communications Commission on the debt related to the license from June 1998 through March 2000. The entire purchase price has been allocated to the acquired licenses.

   On May 10, 2000, the Company was notified by the FCC that it was the high bidder on certain FCC licenses offered in the FCC's 39 GHz Band Auction. As consideration for the licenses, the Company paid the FCC $12,368. Each of the licenses purchased exists within areas where the Company and Tritel currently hold licenses or where the Company will hold licenses after the completion of the contribution and exchange with AT&T Wireless.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


12. TeleCorp PCS, Inc. (formerly known as Telecorp-Tritel Holding Company)

   TeleCorp PCS, Inc. was formed on April 28, 2000 in connection with the Tritel merger with the Company and the AT&T exchange and contribution. Prior to the consummation of the merger on November 13, 2000 TeleCorp PCS, Inc. was a wholly-owned subsidiary of the Company. To date, TeleCorp PCS, Inc. has not conducted any activities other than those incident to its formation. The business of TeleCorp PCS, Inc. will be the combined businesses currently conducted by the Company and Tritel. Summarized financial statements of TeleCorp PCS, Inc. as of September 30, 2000 are as follows:


                               TELECORP PCS, INC.

                                 BALANCE SHEET

                    ($ in thousands, excepts per share data)

                                                              September 30, 2000
                                                              ------------------
                           ASSETS
Total current assets.........................................     $     --
                                                                  ---------
Total assets.................................................           --
                                                                  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities....................................           --
                                                                  ---------
Total liabilities............................................           --
                                                                  ---------
Stockholders equity (deficit):
  Common stock, par value $.01 per share 1,000 shares
   authorized, issued and outstanding........................           --
Total stockholders' equity (deficit).........................           --
                                                                  ---------
Total liabilities and stockholders' equity (deficit).........     $     --
                                                                  =========

                               TELECORP PCS, INC.

                            STATEMENTS OF OPERATIONS

                                                              For the period
                                          For the three       April 28, 2000
                                          months ended,     (date of inception)
                                        September 30, 2000 to September 30, 2000
                                        ------------------ ---------------------
Total revenue..........................     $     --            $      --
                                            ---------           ----------
Total operating expenses...............           --                   --
                                            ---------           ----------
Operating loss.........................           --                   --
                                            ---------           ----------
Net loss...............................     $     --            $      --
                                            =========           ==========

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


                               TELECORP PCS, INC.

                            STATEMENT OF CASH FLOWS

                                                             For the period
                                                             April 28, 2000
                                                           (date of inception)
                                                          to September 30, 2000
                                                          ---------------------
Net cash used in operating activities....................       $     --
                                                                ---------
Net cash used in investing activities....................             --
                                                                ---------
Net cash used in financing activities....................             --
                                                                ---------
Cash and cash equivalents at the beginning of period.....             --
                                                                ---------
Cash and cash equivalents at the end of period...........       $     --
                                                                =========

13. Subsidiary Guarantee

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc. (TCI), one of the Company's wholly-owned subsidiaries. On July 14, 2000, the Company completed the issuance and sale of the 10 5/8% Subordinated Notes. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by TCI.

   Consolidating financial statements of TeleCorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiaries of TCI, non-guarantor subsidiaries of TeleCorp Wireless, Inc. and Black Label as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been included on the following pages. The special purpose entity, Black Label, and all its activities are presented separately in the following consolidating financial statements.

   Certain amounts in the 1999 consolidating financial statements have been reclassified to conform with the presentations of the consolidating financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000. These reclassifications are eliminated upon consolidation and do not impact the Company's consolidated financial statements.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of December 31, 1999:

                                            TeleCorp Communications, Inc.
                                  ---------------------------------------------------
                      TeleCorp    Guarantor   Non-Guarantor
                   Wireless, Inc. Subsidiary  Subsidiaries  Eliminations Consolidated
                   -------------- ----------  ------------- ------------ ------------
     ASSETS
Current assets:
 Cash and cash
 equivalents.....   $   182,330   $     --      $     --      $    --     $     --
 Short-term
 investments.....           --          --            --           --           --
 Accounts
 receivable,
 net.............           --       23,581           --           --        23,581
 Inventory.......           --       15,802           --           --        15,802
 Prepaid expenses
 and other
 current assets..           --        1,608         2,220          --         3,828
                    -----------   ---------     ---------     --------    ---------
 Total current
 assets..........       182,330      40,991         2,220          --        43,211
Property and
equipment, net...           --      182,235       218,215          --       400,450
PCS licenses and
microwave
relocation costs,
net..............           --          --            --           --           --
Intangible
assets--AT&T
agreements, net..        37,908         --            --           --           --
Deferred
financing costs,
net..............        19,577         --            --           --           --
Other assets.....           --        1,044           --           --         1,044
Intercompany
receivables......       858,279         --         42,970      (42,970)         --
                    -----------   ---------     ---------     --------    ---------
 Total assets....   $ 1,098,094   $ 224,270     $ 263,405     $(42,970)   $ 444,705
                    ===========   =========     =========     ========    =========
  LIABILITIES,
   MANDATORILY
   REDEEMABLE
 PREFERRED STOCK
       AND
  STOCKHOLDERS'
EQUITY (DEFICIT)
Current
liabilities:
 Accounts
 payable.........   $       --    $  12,318     $  26,585     $    --     $  38,903
 Accrued
 expenses........           --       48,960         3,017          --        51,977
 Long-term debt,
 current
 portion.........           --          --            --           --           --
 Microwave
 relocation
 obligation,
 current
 portion.........           --          --            --           --           --
 Accrued
 interest........           521         --            --           --           --
 Deferred
 revenue.........           --        1,709           --           --         1,709
                    -----------   ---------     ---------     --------    ---------
 Total current
 liabilities.....           521      62,987        29,602          --        92,589
Long-term debt...       622,795         --            --           --           --
Microwave
relocation
obligation.......           --          --            --           --           --
Accrued expenses
and other
liabilities......           --          --          6,541          --         6,541
Intercompany
payables.........           --      463,434       227,262      (42,970)     647,726
                    -----------   ---------     ---------     --------    ---------
 Total
 liabilities.....       623,316     526,421       263,405      (42,970)     746,856
                    -----------   ---------     ---------     --------    ---------
Mandatorily
redeemable
preferred stock..       360,182         --            --           --           --
Preferred stock
subscriptions
receivable.......       (97,001)        --            --           --           --
                    -----------   ---------     ---------     --------    ---------
 Total
 mandatorily
 redeemable
 preferred stock,
 net.............       263,181         --            --           --           --
                    -----------   ---------     ---------     --------    ---------
Commitments and
contingencies
                              TeleCorp Wireless, Inc.
                   ----------------------------------------------
                   Non-Guarantor Black
                   Subsidiaries  Label  Eliminations Consolidated
                   ------------- ------ ------------ ------------
     ASSETS
Current assets:
 Cash and cash
 equivalents.....    $    --     $  --   $     --     $ 182,330
 Short-term
 investments.....         --        --         --           --
 Accounts
 receivable,
 net.............         --        --         --        23,581
 Inventory.......         --        --         --        15,802
 Prepaid expenses
 and other
 current assets..         --        --         --         3,828
                   ------------- ------ ------------ ------------
 Total current
 assets..........         --        --         --       225,541
Property and
equipment, net...         --        --         --       400,450
PCS licenses and
microwave
relocation costs,
net..............     267,682       --         --       267,682
Intangible
assets--AT&T
agreements, net..         --        --         --        37,908
Deferred
financing costs,
net..............         --        --         --        19,577
Other assets.....         --        --         --         1,044
Intercompany
receivables......       5,702       --    (863,981)         --
                   ------------- ------ ------------ ------------
 Total assets....    $273,384    $  --   $(863,981)   $ 952,202
                   ============= ====== ============ ============
  LIABILITIES,
   MANDATORILY
   REDEEMABLE
 PREFERRED STOCK
       AND
  STOCKHOLDERS'
EQUITY (DEFICIT)
Current
liabilities:
 Accounts
 payable.........    $    --     $  --   $     --     $  38,903
 Accrued
 expenses........         --        --         --        51,977
 Long-term debt,
 current
 portion.........       1,361       --         --         1,361
 Microwave
 relocation
 obligation,
 current
 portion.........      36,122       --         --        36,122
 Accrued
 interest........         866       --         --         1,387
 Deferred
 revenue.........         --        --         --         1,709
                   ------------- ------ ------------ ------------
 Total current
 liabilities.....      38,349       --         --       131,459
Long-term debt...      16,415       --         --       639,210
Microwave
relocation
obligation.......       2,365       --         --         2,365
Accrued expenses
and other
liabilities......         --        --         --         6,541
Intercompany
payables.........     216,255       --    (863,981)         --
                   ------------- ------ ------------ ------------
 Total
 liabilities.....     273,384       --    (863,981)     779,575
                   ------------- ------ ------------ ------------
Mandatorily
redeemable
preferred stock..         --        --         --       360,182
Preferred stock
subscriptions
receivable.......         --        --         --       (97,001)
                   ------------- ------ ------------ ------------
 Total
 mandatorily
 redeemable
 preferred stock,
 net.............         --        --         --       263,181
                   ------------- ------ ------------ ------------
Commitments and
contingencies
Stockholders'
equity (deficit):
 Series F
 preferred
 stock...........           149         --            --           --           --
 Common stock....           856         --            --           --           --
 Additional paid-
 in capital......       267,442         --            --           --           --
 Deferred
 compensation....       (42,811)        --            --           --           --
 Common stock
 subscriptions
 receivable......          (191)        --            --           --           --
 Accumulated
 other
 comprehensive
 income..........           --          --            --           --           --
 Accumulated
 deficit.........       (13,848)   (302,151)          --           --      (302,151)
                    -----------   ---------     ---------     --------    ---------
 Total
 stockholders'
 equity
 (deficit).......       211,597    (302,151)          --           --      (302,151)
                    -----------   ---------     ---------     --------    ---------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred stock
 and
 stockholders'
 equity
 (deficit).......   $ 1,098,094   $ 224,270     $ 263,405     $(42,970)   $ 444,705
                    ===========   =========     =========     ========    =========
Stockholders'
equity (deficit):
 Series F
 preferred
 stock...........         --        --         --           149
 Common stock....         --        --         --           856
 Additional paid-
 in capital......         --        --         --       267,442
 Deferred
 compensation....         --        --         --       (42,811)
 Common stock
 subscriptions
 receivable......         --        --         --          (191)
 Accumulated
 other
 comprehensive
 income..........         --        --         --           --
 Accumulated
 deficit.........         --        --         --      (315,999)
                   ------------- ------ ------------ ------------
 Total
 stockholders'
 equity
 (deficit).......         --        --         --       (90,554)
                   ------------- ------ ------------ ------------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred stock
 and
 stockholders'
 equity
 (deficit).......    $273,384    $  --   $(863,981)   $ 952,202
                   ============= ====== ============ ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of September 30, 2000 (unaudited):

                                                               TeleCorp Communications, Inc.
                                                     --------------------------------------------------
                                         TeleCorp    Guarantor  Non-Guarantor
                                      Wireless, Inc. Subsidiary Subsidiaries  Eliminations Consolidated
                                      -------------- ---------- ------------- ------------ ------------
           ASSETS
      Current assets:
       Cash and cash
       equivalents....                  $  315,979    $    --     $    --      $     --     $     --
       Short-term
       investments....                     127,464         --          --            --           --
       Accounts
       receivable,
       net............                         --       48,871         --            --        48,871
       Inventory......                         --       15,856         --            --        15,856
       Prepaid
       expenses and
       other current
       assets.........                         --        4,227       2,590           --         6,817
                                        ----------    --------    --------     ---------    ---------
       Total current
       assets...... ..                     443,443      68,954       2,590           --        71,544
      Property and
      equipment, net..                         --      281,557     319,383           --       600,940
      PCS licenses and
      microwave
      relocation
      costs, net......                         --          --          --            --           --
      Intangible
      assets--AT&T
      agreements,
      net.............                      32,542         --          --            --           --
      Deferred
      financing costs,
      net.............                      32,044         --          --            --           --
      Intercompany
      receivables.....                   1,300,115         --      106,233      (106,233)         --
      Other assets....                         618          40         725           --           765
                                        ----------    --------    --------     ---------    ---------
       Total assets ..                  $1,808,762    $350,551    $428,931     $(106,233)   $ 673,249
                                        ==========    ========    ========     =========    =========
        LIABILITIES,
        MANDATORILY
REDEEMBLEAPREFERRED STOCK AND
     SOCKHOLDERS'TEQUITY
         (DEFICIT)
      Current
      liabilities:
       Accounts
       payable........                  $      --     $ 10,110    $  8,480     $     --     $  18,590
       Accrued
       expenses.......                         --       84,619      34,247           --       118,866
       Long-term debt,
       current
       portion........                         --          --          --            --           --
       Microwave
       relocation
       obligation,
       current
       portion........                         --          --          --            --           --
       Accrued
       interest.......                      12,398         --          --            --           --
       Deferred
       revenue........                         --        2,231         --            --         2,231
                                        ----------    --------    --------     ---------    ---------
       Total current
       liabilities. ..                      12,398      96,960      42,727           --       139,687
      Long-term debt..                   1,206,870         --          --            --           --
      Microwave
      relocation
      obligation......                         --          --          --            --           --
      Intercompany
      payables........                         --      805,607     373,068      (106,233)   1,072,442
      Accrued expenses
      and other
      liabilities.....                         --          --       13,136           --        13,136
                                        ----------    --------    --------     ---------    ---------
       Total
       liabilities. ..                   1,219,268     902,567     428,931      (106,233)   1,225,265
                                        ----------    --------    --------     ---------    ---------
      Mandatorily
      redeemable
      preferred
      stock...........                     384,421         --          --            --           --
      Preferred stock
      subscriptions
      receivable......                     (59,542)        --          --            --           --
                                        ----------    --------    --------     ---------    ---------
       Total
       mandatorily
       redeemable
       preferred
       stock, net.. ..                     324,879         --          --            --           --
                                        ----------    --------    --------     ---------    ---------
      Commitments and
      contingencies
                                                  TeleCorp Wireless, Inc.
                                      ------------------------------------------------
                                      Non-Guarantor  Black
                                      Subsidiaries   Label  Eliminations  Consolidated
                                      ------------- ------- ------------- ------------
           ASSETS
      Current assets:
       Cash and cash
       equivalents....                  $    --     $ 1,524 $       --     $  317,503
       Short-term
       investments....                       --         --          --        127,464
       Accounts
       receivable,
       net............                       --         --          --         48,871
       Inventory......                       --         --          --         15,856
       Prepaid
       expenses and
       other current
       assets.........                       --         --          --          6,817
                                      ------------- ------- ------------- ------------
       Total current
       assets...... ..                       --       1,524         --        516,511
      Property and
      equipment, net..                       --      40,645         --        641,585
      PCS licenses and
      microwave
      relocation
      costs, net......                   276,124        --          --        276,124
      Intangible
      assets--AT&T
      agreements,
      net.............                       --         --          --         32,542
      Deferred
      financing costs,
      net.............                       --         --          --         32,044
      Intercompany
      receivables.....                       --         --   (1,300,115)          --
      Other assets....                    10,214     23,183         --         34,780
                                      ------------- ------- ------------- ------------
       Total assets ..                  $286,338    $65,352 $(1,300,115)   $1,533,586
                                      ============= ======= ============= ============
        LIABILITIES,
        MANDATORILY
REDEEMBLEAPREFERRED STOCK AND
     SOCKHOLDERS'TEQUITY
         (DEFICIT)
      Current
      liabilities:
       Accounts
       payable........                  $    --     $21,789 $       --     $   40,379
       Accrued
       expenses.......                     9,894      5,394         --        134,154
       Long-term debt,
       current
       portion........                     1,436     29,657         --         31,093
       Microwave
       relocation
       obligation,
       current
       portion........                    12,513      8,512         --         21,025
       Accrued
       interest.......                       347        --          --         12,745
       Deferred
       revenue........                       --         --          --          2,231
                                      ------------- ------- ------------- ------------
       Total current
       liabilities. ..                    24,190     65,352         --        241,627
      Long-term debt..                    17,899        --          --      1,224,769
      Microwave
      relocation
      obligation......                    16,576        --          --         16,576
      Intercompany
      payables........                   227,673        --   (1,300,115)          --
      Accrued expenses
      and other
      liabilities.....                       --         --          --         13,136
                                      ------------- ------- ------------- ------------
       Total
       liabilities. ..                   286,338     65,352  (1,300,115)    1,496,108
                                      ------------- ------- ------------- ------------
      Mandatorily
      redeemable
      preferred
      stock...........                       --         --          --        384,421
      Preferred stock
      subscriptions
      receivable......                       --         --          --        (59,542)
                                      ------------- ------- ------------- ------------
       Total
       mandatorily
       redeemable
       preferred
       stock, net.. ..                       --         --          --        324,879
                                      ------------- ------- ------------- ------------
      Commitments and
      contingencies

Stockholders'
equity
(deficit):
 Series F
 preferred
 stock..........                         149         --          --            --           --
 Common stock...                         890         --          --            --           --
 Additional
 paid-in
 capital........                     304,783         --          --            --           --
 Deferred
 compensation...                     (29,038)        --          --            --           --
 Common stock
 subscriptions
 receivable.....                         --          --          --            --           --
 Accumulated
 other
 comprehensive
 income.........                       1,679         --          --            --           --
 Accumulated
 deficit........                     (13,848)   (552,016)        --            --      (552,016)
                                  ----------    --------    --------     ---------    ---------
 Total
 stockholders'
 equity
 (deficit)......                     264,615    (552,016)        --            --      (552,016)
                                  ----------    --------    --------     ---------    ---------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred
 stock and
 stockholders'
 equity
 (deficit)......                  $1,808,762    $350,551    $428,931     $(106,233)   $ 673,249
                                  ==========    ========    ========     =========    =========
Stockholders'
equity
(deficit):
 Series F
 preferred
 stock..........                       --         --          --            149
 Common stock...                       --         --          --            890
 Additional
 paid-in
 capital........                       --         --          --        304,783
 Deferred
 compensation...                       --         --          --        (29,038)
 Common stock
 subscriptions
 receivable.....                       --         --          --           --
 Accumulated
 other
 comprehensive
 income.........                       --         --          --          1,679
 Accumulated
 deficit........                       --         --          --       (565,864)
                                ------------- ------- ------------- ------------
 Total
 stockholders'
 equity
 (deficit)......                       --         --          --       (287,401)
                                ------------- ------- ------------- ------------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred
 stock and
 stockholders'
 equity
 (deficit)......                  $286,338    $65,352 $(1,300,115)   $1,533,586
                                ============= ======= ============= ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the three months ended September 30, 1999 (unaudited):

                                              TeleCorp Communications, Inc.                  TeleCorp Wireless, Inc.
                                    --------------------------------------------------- ---------------------------------
                        TeleCorp    Guarantor   Non-Guarantor                           Non-Guarantor Black
                     Wireless, Inc. Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Label  Eliminations
                     -------------- ----------  ------------- ------------ ------------ ------------- ------ ------------
Revenue:
 Service...........     $    --     $  12,705      $  --        $   --      $  12,705       $ --      $  --    $   --
 Roaming...........          --         9,455         --            --          9,455         --         --        --
 Equipment.........          --         4,673         --            --          4,673         --         --        --
 Intercompany......        1,818          --       12,830       (12,830)          --        2,072        --     (3,890)
                        --------    ---------      ------       -------     ---------       -----     ------   -------
   Total revenue...        1,818       26,833      12,830       (12,830)       26,833       2,072        --     (3,890)
                        --------    ---------      ------       -------     ---------       -----     ------   -------
Operating expenses:                                                                                      --
 Cost of revenue...          --        29,700         --        (12,830)       16,870         --         --     (3,890)
 Operations and
 development.......          --         6,393       4,034           --         10,427         --         --        --
 Selling and
 marketing.........          --        18,795         --            --         18,795         --         --        --
 General and
 administrative....          --        16,502         --            --         16,502         --         --        --
 Depreciation and
 amortization......        1,818        6,757       8,796           --         15,553         937        --        --
                        --------    ---------      ------       -------     ---------       -----     ------   -------
   Total operating
   expenses........        1,818       78,147      12,830       (12,830)       78,147         937        --     (3,890)
                        --------    ---------      ------       -------     ---------       -----     ------   -------
   Operating income
   (loss)..........          --       (51,314)        --            --        (51,314)      1,135        --        --
Other (income)
expense:
 Interest
 expense...........       16,205       14,478         --            --         14,478       1,135        --    (14,478)
 Interest income
 and other.........      (16,205)         --          --            --            --          --         --     14,478
                        --------    ---------      ------       -------     ---------       -----     ------   -------
   Net loss........          --       (65,792)        --            --        (65,792)        --         --        --
Accretion of
mandatorily
redeemable
preferred stock....       (7,064)         --          --            --            --          --         --        --
                        --------    ---------      ------       -------     ---------       -----     ------   -------
Net loss
attributable to
common equity......     $ (7,064)   $ (65,792)     $  --        $   --      $ (65,792)      $ --      $  --    $   --
                        ========    =========      ======       =======     =========       =====     ======   =======
                     Consolidated
                     ------------
Revenue:
 Service...........    $ 12,705
 Roaming...........       9,455
 Equipment.........       4,673
 Intercompany......         --
                     ------------
   Total revenue...      26,833
                     ------------
Operating expenses:
 Cost of revenue...      12,980
 Operations and
 development.......      10,427
 Selling and
 marketing.........      18,795
 General and
 administrative....      16,502
 Depreciation and
 amortization......      18,308
                     ------------
   Total operating
   expenses........      77,012
                     ------------
   Operating income
   (loss)..........     (50,179)
Other (income)
expense:
 Interest
 expense...........      17,340
 Interest income
 and other.........      (1,727)
                     ------------
   Net loss........     (65,792)
Accretion of
mandatorily
redeemable
preferred stock....      (7,064)
                     ------------
Net loss
attributable to
common equity......    $(72,856)
                     ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the three months ended September 30, 2000 (unaudited):

                                              TeleCorp Communications, Inc.
                                    --------------------------------------------------
                        TeleCorp    Guarantor  Non-Guarantor
                     Wireless, Inc. Subsidiary Subsidiaries  Eliminations Consolidated
                     -------------- ---------- ------------- ------------ ------------
Revenue:
 Service...........     $    --      $ 64,272     $   --       $    --      $ 64,272
 Roaming...........          --        18,307         --            --        18,307
 Equipment.........          --         9,312         --            --         9,312
 Intercompany......        5,718          --       26,325       (26,325)         --
                        --------     --------     -------      --------     --------
   Total revenue...        5,718       91,891      26,325       (26,325)      91,891
                        --------     --------     -------      --------     --------
Operating expenses:
 Cost of revenue...          --        57,313         --        (26,325)      30,988
 Operations and
 development.......          302        7,794       6,249           --        14,043
 Selling and
 marketing.........          413       43,689         --            --        43,689
 General and
 administrative....        3,214       31,429         --            --        31,429
 Depreciation and
 amortization......        1,789        9,208      20,076           --        29,284
                        --------     --------     -------      --------     --------
   Total operating
   expenses........        5,718      149,433      26,325       (26,325)     149,433
                        --------     --------     -------      --------     --------
   Operating income
   (loss)..........          --       (57,542)        --            --       (57,542)
Other (income)
expense:
 Interest
 expense...........       29,314       23,950         --            --        23,950
 Interest income
 and other.........      (29,314)         --          --            --           --
                        --------     --------     -------      --------     --------
   Net loss........          --       (81,492)        --            --       (81,492)
Accretion of
mandatorily
redeemable
preferred stock....       (8,292)         --          --            --           --
                        --------     --------     -------      --------     --------
Net loss
attributable to
common equity......     $ (8,292)    $(81,492)    $   --       $    --      $(81,492)
                        ========     ========     =======      ========     ========
                                TeleCorp Wireless, Inc.
                     ----------------------------------------------
                     Non-Guarantor Black
                     Subsidiaries  Label  Eliminations Consolidated
                     ------------- ------ ------------ ------------
Revenue:
 Service...........     $  --      $  --    $   --       $ 64,272
 Roaming...........        --         --        --         18,307
 Equipment.........        --         --        --          9,312
 Intercompany......      1,726        --     (7,444)          --
                     ------------- ------ ------------ ------------
   Total revenue...      1,726        --     (7,444)       91,891
                     ------------- ------ ------------ ------------
Operating expenses:
 Cost of revenue...        --         --     (3,515)       27,473
 Operations and
 development.......        --         --       (302)       14,043
 Selling and
 marketing.........        --         --       (413)       43,689
 General and
 administrative....        --         --     (3,214)       31,429
 Depreciation and
 amortization......      1,314        --        --         32,387
                     ------------- ------ ------------ ------------
   Total operating
   expenses........      1,314        --     (7,444)      149,021
                     ------------- ------ ------------ ------------
   Operating income
   (loss)..........        412        --        --        (57,130)
Other (income)
expense:
 Interest
 expense...........        412        --    (23,950)       29,726
 Interest income
 and other.........        --         --     23,950        (5,364)
                     ------------- ------ ------------ ------------
   Net loss........        --         --        --        (81,492)
Accretion of
mandatorily
redeemable
preferred stock....        --         --        --         (8,292)
                     ------------- ------ ------------ ------------
Net loss
attributable to
common equity......     $  --      $  --    $   --       $(89,784)
                     ============= ====== ============ ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the nine months ended September 30, 1999 (unaudited):

                                              TeleCorp Communications, Inc.                  TeleCorp Wireless, Inc.
                                    --------------------------------------------------- ---------------------------------
                        TeleCorp    Guarantor   Non-Guarantor                           Non-Guarantor Black
                     Wireless, Inc. Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Label  Eliminations
                     -------------- ----------  ------------- ------------ ------------ ------------- ------ ------------
Revenue:
  Service...........    $    --     $  18,937      $   --       $    --     $  18,937      $  --      $  --    $    --
  Roaming...........         --        18,942          --            --        18,942         --         --         --
  Equipment.........         --        10,322          --            --        10,322         --         --         --
  Intercompany......       3,899          --        26,008       (26,008)         --        3,408        --      (7,307)
                        --------    ---------      -------      --------    ---------      ------     ------   --------
    Total revenue...       3,899       48,201       26,008       (26,008)      48,201       3,408        --      (7,307)
                        --------    ---------      -------      --------    ---------      ------     ------   --------
Operating expenses:
  Cost of revenue...         --        56,402          --        (26,008)      30,394         --         --      (7,307)
  Operations and
   development......         --        16,108        9,817           --        25,925         --         --         --
  Selling and
   marketing........         --        39,720          --            --        39,720         --         --         --
  General and
   administrative...         --        38,943          --            --        38,943         --         --         --
  Depreciation and
   amortization.....       3,899       13,134       16,191           --        29,325       1,575        --         --
                        --------    ---------      -------      --------    ---------      ------     ------   --------
    Total operating
     expenses.......       3,899      164,307       26,008       (26,008)     164,307       1,575        --      (7,307)
                        --------    ---------      -------      --------    ---------      ------     ------   --------
    Operating income
     (loss).........         --      (116,106)         --            --      (116,106)      1,833        --         --
Other (income)
 expense:
  Interest expense..      32,614       27,969          --            --        27,969       1,833        --     (27,969)
  Interest income
   and other........     (32,614)         --           --            --           --          --         --      27,969
                        --------    ---------      -------      --------    ---------      ------     ------   --------
    Net loss........         --      (144,075)         --            --      (144,075)        --         --         --
Accretion of
 mandatorily
 redeemable
 preferred stock....     (16,960)         --           --            --           --          --         --         --
                        --------    ---------      -------      --------    ---------      ------     ------   --------
Net loss
 attributable to
 common equity......    $(16,960)   $(144,075)     $   --       $    --     $(144,075)     $  --      $  --    $    --
                        ========    =========      =======      ========    =========      ======     ======   ========
                     Consolidated
                     ------------
Revenue:
  Service...........  $  18,937
  Roaming...........     18,942
  Equipment.........     10,322
  Intercompany......        --
                     ------------
    Total revenue...     48,201
                     ------------
Operating expenses:
  Cost of revenue...     23,087
  Operations and
   development......     25,925
  Selling and
   marketing........     39,720
  General and
   administrative...     38,943
  Depreciation and
   amortization.....     34,799
                     ------------
    Total operating
     expenses.......    162,474
                     ------------
    Operating income
     (loss).........   (114,273)
Other (income)
 expense:
  Interest expense..     34,447
  Interest income
   and other........     (4,645)
                     ------------
    Net loss........   (144,075)
Accretion of
 mandatorily
 redeemable
 preferred stock....    (16,960)
                     ------------
Net loss
 attributable to
 common equity......  $(161,035)
                     ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the nine months ended September 30, 2000 (unaudited):

                                              TeleCorp Communications, Inc.
                                    ---------------------------------------------------
                        TeleCorp    Guarantor   Non-Guarantor
                     Wireless, Inc. Subsidiary  Subsidiaries  Eliminations Consolidated
                     -------------- ----------  ------------- ------------ ------------
Revenue:
  Service...........    $    --     $ 152,328      $  --        $    --     $ 152,328
  Roaming...........         --        44,458         --             --        44,458
  Equipment.........         --        22,562         --             --        22,562
  Intercompany......      36,178          --       63,273        (63,273)         --
                        --------    ---------      ------       --------    ---------
    Total revenue...      36,178      219,348      63,273        (63,273)     219,348
                        --------    ---------      ------       --------    ---------
Operating expenses:
  Cost of revenue...         --       141,655         --         (63,273)      78,382
  Operations and
   development......       1,073       21,520      18,058            --        39,578
  Selling and
   marketing........         972      118,455         --             --       118,455
  General and
   administrative...      28,767      105,776         --             --       105,776
  Depreciation and
   amortization.....       5,366       28,734      45,215            --        73,949
                        --------    ---------      ------       --------    ---------
    Total operating
     expenses.......      36,178      416,140      63,273        (63,273)     416,140
                        --------    ---------      ------       --------    ---------
    Operating income
     (loss).........         --      (196,792)        --             --      (196,792)
Other (income)
 expense:
  Interest expense..      62,334       53,073         --             --        53,073
  Interest income
   and other........     (62,334)         --          --             --           --
                        --------    ---------      ------       --------    ---------
    Net loss........         --      (249,865)        --             --      (249,865)
Accretion of
 mandatorily
 redeemable
 preferred stock....     (24,181)         --          --             --           --
                        --------    ---------      ------       --------    ---------
Net loss
 attributable to
 common equity......    $(24,181)   $(249,865)     $  --        $    --     $(249,865)
                        ========    =========      ======       ========    =========
                                TeleCorp Wireless, Inc.
                     ----------------------------------------------
                     Non-Guarantor Black
                     Subsidiaries  Label  Eliminations Consolidated
                     ------------- ------ ------------ ------------
Revenue:
  Service...........    $  --      $  --    $    --     $ 152,328
  Roaming...........       --         --         --        44,458
  Equipment.........       --         --         --        22,562
  Intercompany......     5,110        --     (41,288)         --
                     ------------- ------ ------------ ------------
    Total revenue...     5,110        --     (41,288)     219,348
                     ------------- ------ ------------ ------------
Operating expenses:
  Cost of revenue...       --         --     (10,476)      67,906
  Operations and
   development......       --         --      (1,073)      39,578
  Selling and
   marketing........       --         --        (972)     118,455
  General and
   administrative...       --         --     (28,767)     105,776
  Depreciation and
   amortization.....     3,455        --         --        82,770
                     ------------- ------ ------------ ------------
    Total operating
     expenses.......     3,455        --     (41,288)     414,485
                     ------------- ------ ------------ ------------
    Operating income
     (loss).........     1,655        --         --      (195,137)
Other (income)
 expense:
  Interest expense..     1,655        --     (53,073)      63,989
  Interest income
   and other........       --         --      53,073       (9,261)
                     ------------- ------ ------------ ------------
    Net loss........       --         --         --      (249,865)
Accretion of
 mandatorily
 redeemable
 preferred stock....       --         --         --       (24,181)
                     ------------- ------ ------------ ------------
Net loss
 attributable to
 common equity......    $  --      $  --    $    --     $(274,046)
                     ============= ====== ============ ============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Cash Flows for the nine months ended September 30, 1999 (unaudited):

                                               TeleCorp Communications, Inc.                  TeleCorp Wireless, Inc.
                                    ---------------------------------------------------- ---------------------------------
                        TeleCorp    Guarantor   Non-Guarantor              Non-Guarantor Black
                     Wireless, Inc. Subsidiary  Subsidiaries  Consolidated Subsidiaries  Label  Eliminations Consolidated
                     -------------- ----------  ------------- ------------ ------------- ------ ------------ -------------
Cash flows from
operating
activities:
Net loss...........    $     --     $(144,075)    $     --     $(144,075)    $    --     $  --   $     --      $(144,075)
Adjustment to
reconcile net loss
to net cash (used
in) provided by
operating
activities:
 Depreciation and
 amortization......        3,899       13,134        16,191       29,325        1,575       --         --         34,799
 Non-cash
 compensation
 expense related to
 stock option
 grants and
 restricted stock
 awards............          --           --            --           --           --        --         --            --
 Non-cash interest
 expense...........          --        20,735           --        20,735          260       --         --         20,995
 Bad debt expense..          --         1,022           --         1,022          --        --         --          1,022
Changes in cash
 flow from
 operations
 resulting from
 changes in assets
 and liabilities:
 Accounts
 receivable........          --       (17,924)          --       (17,924)         --        --         --        (17,924)
 Intercompany
 receivables.......     (452,084)         --            --           --           --        --     452,084           --
 Inventory.........          --       (11,347)          --       (11,347)         --        --         --        (11,347)
 Prepaid expenses
 and other current
 assets............          --           878            36          914          --        --         --            914
 Other assets......          --          (706)          283         (423)         --        --         --           (423)
 Accounts payable..          --         4,456         6,682       11,138          --        --         --         11,138
 Accrued expenses
 and other
 liabilities.......          --         7,680         8,321       16,001          --        --         --         16,001
 Accrued interest..       (1,114)         --            --           --           167       --         --           (947)
 Deferred revenue..          --         1,133           --         1,133          --        --         --          1,133
 Intercompany
 payables..........          --       232,613       110,894      343,507      108,577       --    (452,084)          --
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
 Net cash (used in)
 provided by
 operating
 activities........     (449,299)     107,599       142,407      250,006      110,579       --         --        (88,714)
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
Cash flows from
investing
activities:
 Expenditures for
 property and
 equipment.........          --      (103,121)     (142,407)    (245,528)         --        --         --       (245,528)
 Expenditures for
 property and
 equipment; Black
 Label Wireless,
 Inc. .............          --           --            --           --           --        --         --            --
 Purchase of short-
 term investments..          --           --            --           --           --        --         --            --
 Proceeds from the
 sale of short-term
 investments.......          --           --            --           --           --        --         --            --
 Expenditures for
 acquisition of PCS
 licenses; Black
 Label Wireless....          --           --            --           --           --        --         --            --
 Capitalized
 interest on
 network under
 development and
 PCS licenses......          --        (4,478)          --        (4,478)         --        --         --         (4,478)
 Expenditures for
 microwave
 relocation........          --           --            --           --        (5,679)      --         --         (5,679)
 Purchase of PCS
 licenses..........          --           --            --           --       (72,390)      --         --        (72,390)
 Deposit on PCS
 licenses..........          --           --            --           --       (43,647)      --         --        (43,647)
 Partial refund of
 deposit on PCS
 licenses..........          --           --            --           --        11,361       --         --         11,361
 Purchase of
 intangibles-AT&T
 agreements........      (16,145)         --            --           --           --        --         --        (16,145)
 Capitalized Tritel
 acquisition
 costs.............          --           --            --           --           --        --         --            --
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
 Net cash used in
 investing
 activities........      (16,145)    (107,599)     (142,407)    (250,006)    (110,355)      --         --       (376,506)
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
Cash flows from
financing
activities:
 Proceeds from sale
 of mandatorily
 redeemable
 preferred stock...       64,521          --            --           --           --        --         --         64,521
 Receipt of
 preferred stock
 subscription
 receivable........        3,740          --            --           --           --        --         --          3,740
 Direct issuance
 costs from sale of
 mandatorily
 redeemable
 preferred stock...       (2,500)         --            --           --           --        --         --         (2,500)
 Proceeds from sale
 of common stock
 and series F
 preferred stock...       21,724          --            --           --           --        --         --         21,724
 Proceeds from
 long-term debt....      397,635          --            --           --           --        --         --        397,635
 Proceeds from
 long-term debt,
 Black Label
 Wireless, Inc. ...          --           --            --           --           --        --         --            --
 Payments of
 deferred financing
 costs.............      (10,999)         --            --           --           --        --         --        (10,999)
 Payments on long-
 term debt.........      (40,000)         --            --           --          (224)      --         --        (40,224)
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
 Net cash provided
 by (used in)
 financing
 activities........      434,121          --            --           --          (224)      --         --        433,897
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
Net decrease in
cash and cash
equivalents........      (31,323)         --            --           --           --        --         --        (31,323)
Cash and cash
equivalents at the
beginning of
period.............      111,733          --            --           --           --        --         --        111,733
                       ---------    ---------     ---------    ---------     --------    ------  ---------     ---------
Cash and cash
equivalents at the
end of period......    $  80,410    $     --      $     --     $     --      $    --     $  --   $     --      $  80,410
                       =========    =========     =========    =========     ========    ======  =========     =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

  Consolidating Statement of Cash Flows for the nine months ended September 30, 2000 (unaudited):

                                             TeleCorp Communications, Inc.                  TeleCorp Wireless, Inc.
                                  ---------------------------------------------------- -----------------------------------
                      TeleCorp    Guarantor   Non-Guarantor              Non-Guarantor  Black
                   Wireless, Inc. Subsidiary  Subsidiaries  Consolidated Subsidiaries   Label   Eliminations Consolidated
                   -------------- ----------  ------------- ------------ ------------- -------  ------------ -------------
Cash flows from
operating
activities:
Net loss.........     $    --     $ (249,865)   $     --     $ (249,865)    $   --     $   --    $     --     $ (249,865)
Adjustment to
reconcile net
loss to cash
(used in)
provided by
operating
activities:
 Depreciation and
 amortization....        5,366        28,734       45,215        73,949       3,455        --          --         82,770
 Noncash
 compensation
 expense related
 to stock option
 grants and
 restricted stock
 awards..........          --         30,812          --         30,812         --         --          --         30,812
 Noncash interest
 expense.........          --         36,120          --         36,120         390        --          --         36,510
 Bad debt
 expense.........          --          8,482          --          8,482         --         --          --          8,482
Changes in cash
flow from
operations
resulting from
changes in assets
and liabilities:
 Accounts
 receivable......          --        (25,290)         --        (25,290)        --         --          --        (25,290)
 Inventory.......          --            (54)         --            (54)        --         --          --            (54)
 Intercompany
 receivables.....     (371,559)          --           --             -          --         --      371,559           --
 Prepaid expenses
 and other
 current assets..          --         (2,619)        (370)       (2,989)        --         --          --         (2,989)
 Other assets....         (618)        1,004         (725)          279         --         --          --           (339)
 Accounts
 payable.........          --         (5,408)      (7,497)      (12,905)        --         --          --        (12,905)
 Accrued expenses
 and other
 liabilities.....          --          9,487       12,444        21,931         --         --          --         21,931
 Accrued
 interest........       10,839           --           --            --          519        --          --         11,358
 Deferred
 revenue.........          --            522          --            522         --         --          --            522
 Intercompany
 payables........          --        276,113       79,665       355,778      15,761         20    (371,559)          --
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
 Net cash (used
 in) provided by
 operating
 activities......     (355,972)      108,038      128,732       236,770      20,125         20         --        (99,057)
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
Cash flows from
investing
activities:
 Expenditures for
 property and
 equipment.......          --       (105,326)    (128,732)    (234,058)         --         --          --       (234,058)
 Expenditures for
 property and
 equipment; Black
 Label Wireless,
 Inc.............          --            --           --            --          --     (15,752)        --        (15,752)
 Purchase of
 short-term
 investments.....     (130,740)          --           --            --          --         --          --       (130,740)
 Proceeds from
 the sale of
 short-term
 investments.....        5,001           --           --            --          --         --          --          5,001
 Expenditures for
 the acquisition
 of PCS licenses;
 Black Label
 Wireless, Inc...          --            --           --            --          --     (12,166)        --        (12,166)
 Capitalized
 interest on
 network under
 development and
 PCS licenses....          --         (2,712)         --            --          --         --          --         (2,712)
 Expenditures for
 microwave
 relocation......          --            --           --            --       (5,398)       --          --         (5,398)
 Purchase of PCS
 licenses........          --            --           --            --         (733)       --          --           (733)
 Deposit on PCS
 licenses........          --            --           --            --      (12,368)       --          --        (12,368)
 Partial refund
 of deposit on
 PCS licenses....          --            --           --            --        9,607        --          --          9,607
 Purchase of
 intangibles --
 AT&T
 agreements......          --            --           --            --          --         --          --            --
 Capitalized
 Tritel
 acquisition
 costs...........          --            --           --            --      (10,214)       --          --        (10,214)
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
 Net cash used in
 investing
 activities......     (125,739)     (108,038)    (128,732)     (236,770)    (19,106)   (27,918)        --       (409,533)
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
Cash flows from
financing
activities:
 Proceeds from
 sale of
 mandatorily
 redeemable
 preferred
 stock...........          --            --           --            --          --         --          --            --
 Receipt of
 preferred stock
 subscription
 receivable......       37,650           --           --            --          --         --          --         37,650
 Direct issuance
 costs from sale
 of mandatorily
 redeemable
 preferred
 stock...........          --            --           --            --          --         --          --            --
 Proceeds from
 sale of common
 stock and series
 F preferred
 stock...........       41,869           --           --            --          --         --          --         41,869
 Proceeds from
 long-term debt..      550,000           --           --            --          --         --          --        550,000
 Proceeds from
 long-term debt,
 Black Label
 Wireless, Inc...          --            --           --            --          --      29,422         --         29,422
 Payments of
 deferred
 financing
 costs...........      (14,159)          --           --            --          --         --          --        (14,159)
 Payments on
 long-term debt..          --            --           --            --       (1,019)       --          --         (1,019)
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
 Net cash
 provided by
 (used in)
 financing
 activities......      615,360           --           --            --       (1,019)    29,422         --        643,763
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
Net increase in
cash and cash
equivalents......      133,649           --           --            --          --       1,524         --        135,173
Cash and cash
equivalents at
the beginning of
period...........      182,330           --           --            --          --         --          --        182,330
                      --------    ----------    ---------    ----------     -------    -------   ---------    ----------
Cash and cash
equivalents at
the end of
period...........     $315,979    $      --     $     --     $      --      $   --     $ 1,524   $     --     $  317,503
                      ========    ==========    =========    ==========     =======    =======   =========    ==========

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


14. Subsequent Events

 Tritel Merger and Contribution and Exchange with AT&T Wireless

   On February 28, 2000, the Company agreed to merge with Tritel through a merger of each of the Company and Tritel with wholly-owned subsidiaries of TeleCorp PCS, Inc. The Company and Tritel are the surviving entities of the merger. The merger was consummated on November 13, 2000. The merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of TeleCorp PCS, Inc. TeleCorp PCS, Inc. is controlled by its voting preference common stockholders. Both the Company and Tritel are subsidiaries of TeleCorp PCS, Inc.

   This transaction will be accounted for using the purchase method of accounting. The purchase price for Tritel has been determined based on the fair value of the shares of TeleCorp PCS, Inc. issued to the former shareholders of Tritel plus cash, the fair value associated with the conversion of outstanding Tritel options and warrants to TeleCorp PCS, Inc. options and warrants, liabilities assumed, and merger related costs. The fair value of the shares issued have been determined based on the existing market price for the Company's class A common stock, which is publicly traded, and, for those shares that do not have a readily available market price, through valuation by an investment banking firm. The purchase price for this transaction will be allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the assets acquired will be recorded as goodwill and amortized over 20 years.

   In connection with the Company's merger with Tritel, AT&T agreed to contribute certain assets and rights to the Company. This contribution resulted in the Company acquiring various assets in exchange for the consideration issued as follows:

   The Company acquired:

    .  $20,000 cash from AT&T Wireless Services Inc. (AT&T Wireless
       Services).

    . The right to acquire all of the common and preferred stock of Indus, Inc. (Indus).

    . The right to acquire additional wireless properties and assets from Airadigm Communications, Inc. (Airadigm)

    . The two year extension and expansion of the AT&T network membership licenses agreement to cover all people in TeleCorp PCS, Inc.'s markets.

   Consideration issued:

    . 9,272,740 shares of class A common stock of TeleCorp PCS, Inc. to AT&T Wireless Services.

   Separately, AT&T Wireless and the Company consummated on November 13, 2000, the Asset Exchange Agreement pursuant to which the Company agreed to exchange certain assets with AT&T Wireless, among other consideration.

   The Company received certain consideration in exchange for assets as follows:

   The Company acquired:

    .  $80,000 in cash from AT&T Wireless.

    . AT&T Wireless's existing 10 MHZ PCS licenses in the areas covering part of the Wisconsin market, in addition to adjacent licenses.

    . AT&T Wireless's existing 10 MHZ PCS licenses in Fort Dodge and Waterloo, Iowa.

    . The right to acquire additional wireless properties from Polycell Communications, Inc. (Polycell) and ABC Wireless, L.L.C. (ABC Wireless).

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


   Consideration issued:

    .  The Company's New England market segment to AT&T Wireless.

    .  Cash to Polycell and cash to ABC Wireless.

   Further, AT&T agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with the Company to include the new markets, either through amending the Company's existing agreements or by entering into new agreements with TeleCorp PCS, Inc. on substantially the same terms as the Company's existing agreements. In addition, the Company has granted AT&T Wireless a "right of first refusal" with respect to certain markets transferred by AT&T Wireless Services or AT&T Wireless, triggered in the event of a sale of the Company to a third party.

   These transactions will be accounted for as an asset purchase and disposition and recorded at fair value. The purchase price will be determined based on cash paid, the fair value of the Class A common stock issued, and the fair value of the assets relinquished. The purchase price will be proportionately allocated to the noncurrent assets acquired based on their estimated fair values. A gain will be recognized as the difference between the fair value of the New England assets disposed and their net book value.

 Pending Licenses Acquisition from Airadigm Communications, Inc.

   In connection with the right attained from AT&T Wireless Services, Inc. (see Note above), the Company and Telephone Data Systems (TDS) have entered into an agreement to collectively purchase the assets of Airadigm Communications, Inc. Airadigm is a wireless provider based in Little Chute, Wisconsin and owns C-block FCC licenses in Wisconsin and Iowa. Airadigm filed for Chapter 11 bankruptcy protection in July 1999. Under the terms of the collective plan of financial reorganization approved by the U.S. Bankruptcy Court on November 1, 2000, the Company and TDS plan to provide the funding to meet Airadigm's debt obligations. The Company will receive disaggregated licenses for its consideration. The sale of Airadigm's licenses is contingent upon reinstatement of those licenses by the FCC and receipt of FCC approval for the transfer of the licenses to the Company designee.

 Pending Licenses Acquisition from Pegasus PCS Partners, L.L.C.

   On September 20, 2000, the Company agreed to purchase from Pegasus PCS Partners,L.L.C. a 15 MHz C Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000.

 Pending Licenses Acquisition from Lewis and Clark Communications, L.L.C.

   On November 1, 2000, the Company agreed to purchase from Lewis and Clark Communications, L.L.C. a 20 MHz C Block PCS license in each of the Burlington, IA; Marshalltown, IA; Mason City, IA; Ottumwa, IA and Fort Dodge, IA basic trading areas for an aggregate purchase price of $10,920.

 Tower Sale-Lease-Back and Build-to-Suit Agreements

   On September 15, 2000 the Company entered into a purchase agreement, pursuant to which the Company will sell and transfer to SBA Communications Corporation (SBA) 275 of its towers and related assets. The purchase price is approximately $90,100, reflecting a price of approximately $328 per site. At closing, the Company has agreed to provide SBA with an additional 200 towers under a separate master design build-to-suit agreement.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


   At closing, the Company also has agreed to enter into a master lease agreement with SBA under which the Company has agreed to pay monthly rent of $1.2 per tower for the continued use of the space that the Company occupied on the towers prior to the sale and $1.3 per tower for space obtained under the build-to-suit agreement. The initial term of the lease is for five years and the monthly rental amount is subject to certain escalation clauses after the initial term. The Company anticipates that these agreements will close in 2001.

 Black Label Wireless, Inc. Credit Agreement

   Subsequent to September 30, 2000, Black Label borrowed an additional $34,555 as of October 31, 2000 under its $175,000 credit agreement.

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

Overview

   The Company is the largest AT&T Wireless affiliate in the United States in terms of licensed population, with licenses covering approximately 17 million people. It provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States. Commencing with the launch of operations in the New Orleans market in February 1999, TeleCorp successfully launched its services in 37 markets by September 30, 2000. As of September 30, 2000, the Company had more than 405,000 customers and its networks covered approximately 81% of the population where it held licenses. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. TeleCorp PCS, Inc., currently the Company's parent and prior to November 14, 2000, the Company's wholly-owned subsidiary, has not conducted any activities other than those incident to its formation.

Revenue

   The Company derives its revenue from the following sources:

   Service. The Company sells wireless personal communications services. The various types of service revenue associated with personal communications services for the Company's customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. The Company's customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with the Company's prepaid customers and non-recurring activation and de-activation service charges.

   Roaming. The Company charges monthly, non-recurring, per minute fees to other wireless companies whose customers use its network facilities to place and receive wireless calls.

   Equipment. The Company sells wireless PCS handsets and accessories that are used by its customers in connection with its wireless services.

   Service revenue constituted the Company's largest component of revenue during the nine months ended September 30, 2000 at 70%. Roaming revenue and equipment revenue represented 20% and 10% of total revenue, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless, its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

   The wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This trend is expected to result in decreases in gross revenue per minute.

   The Company has autonomy in determining its pricing plans. The Company has developed its pricing plans to be competitive and to emphasize the advantages of its service. The Company may discount its pricing from time to time in order to obtain additional customers or in response to downward pricing in the market for wireless communications services.

Operating expenses

   The Company's operating expenses consist of the following:

  Cost of revenue

  . Equipment. The Company purchases PCS handsets and accessories from third party vendors to resell to its customers for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

  . Roaming. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease. The Company does not have any significant minimum purchase requirements other than its obligation to purchase at least 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside the Company's coverage area. The Company believes it will be able to meet this minimum requirement.

  . Clearinghouse. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when the Company's customers use other companies' networks, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

  . Variable interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements.

  . Variable long distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on our customers' usage, applied at pre-negotiated rates with the other carriers. We do not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and non-cash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance and operations of the network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and operations and adds customers. In future periods, the Company expects that this expense will decrease as a percentage of total revenue.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and non-cash stock compensation related to employees whose salaries are included within selling and marketing. The Company also records the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. In future periods, the Company expects that this expense will decrease as a percentage of total revenue.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and non-cash stock compensation related to employees whose salaries are included within general and administrative. Although the Company expects general and administrative expense to increase in future periods, the Company expects this expense will decrease as a percentage of total revenues.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and will be amortized over its estimated useful life ranging from five to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The AT&T agreements are amortized on a straight-line basis over the related contractual terms, which range from three to fifteen years. Amortization of the AT&T exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the initial AT&T transaction.

   Non-cash Stock Compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period. During the three and nine months ended September 30, 2000, we recorded $3.9 million and $30.8 million, respectively, of non-cash stock compensation related to these awards and grants that has been included in operating expenses.

Other income (expense)

   Interest expense. Interest expense consists of interest due on the Company's senior credit facilities, senior subordinated discount notes, senior subordinated notes, vendor financing, and debt owed to the U.S. government related to its licenses, net of amounts capitalized.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents and short-term investments.

Results of operations

 Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

   Subscribers. Net additions were 263,213 and 75,723 for the nine months ended September 30, 2000 and 1999, respectively. Total PCS subscribers were 405,444 and 75,723 as of September 30, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching 20 additional markets from the period October 1, 1999 to September 30, 2000.

   Revenue. Revenue for the nine months ended September 30, 2000 and 1999 was $219.3 million and $48.2 million, respectively. Service revenue was $152.3 million and $18.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in service revenue of $133.4 million was due primarily to the addition of approximately 330,000 subscribers from October 1, 1999 to September 30, 2000 and the launch of 20 additional markets. Roaming revenue was $44.5 million and $18.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in roaming revenue of $25.6 million was due primarily to the construction of 608 cell sites in conjunction with the launching of 20 additional markets between October 1, 1999 and September 30, 2000. Equipment revenue was $22.6 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively. The equipment revenue increase of $12.3 million over the same period in 1999 was due primarily to the sales of handsets and related accessories in connection with significantly increased gross additions in the first nine months of 2000.

   Costs of revenue. Cost of revenue was $67.9 million and $23.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of revenue of $44.8 million over the same period in 1999 was due primarily to additional roaming expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions in the first nine months of 2000.

   Operations and development. Operations and development costs were $39.6 million and $25.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $13.7 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to the support of our network and our network operation center.

   Selling and marketing. Selling and marketing costs were $118.5 million and $39.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $78.8 million over the same period in 1999 was primarily due to the cost of acquiring the significantly increased gross additions in the first nine months of 2000 associated with the increased market base in 2000, including advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

   General and administrative. General and administrative expenses were $105.8 million and $38.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $66.9 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in our subscriber base and launching the additional markets, as well as $28.8 million in non-cash stock compensation.

   Depreciation and amortization. Depreciation and amortization expenses were $82.8 million and $34.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $48.0 million over the same period in 1999 relates primarily to depreciation of the Company's fixed assets as well as the amortization on its PCS licenses and the AT&T operating agreements related to the Company's markets launched between October 1, 1999 and September 30, 2000.

   Interest Expense. Interest expense was $64.0 million, net of capitalized interest of $2.7 million, for the nine months ended September 30, 2000. Interest expense was $34.4 million, net of capitalized interest of $4.5 million, for the nine months ended September 30, 1999. The increase of $29.6 million over the same period in 1999 relates primarily to a full nine months of interest expense on the Company's senior subordinated discount notes which were issued in April of 1999, interest expense on the Company's 10 5/8% senior subordinated notes issued in July of 2000, additional Lucent and FCC debt issued throughout the first nine months of 1999, and $100 million of additional senior credit facility drawn in June and July of 2000.

   Interest Income. Interest income was $9.3 million and $4.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $4.7 million over the same period in 1999 was due primarily to larger cash and cash equivalents and short-term investment balances due to the $450 million senior subordinated notes offering in July of 2000.

 Three months ended September 30, 2000 compared to three months ended September 30, 1999

   Subscribers. Net additions were 85,562 and 44,753 for the three months ended September 30, 2000 and 1999, respectively. Total PCS subscribers were 405,444 and 75,723 as of September 30, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching 20 additional markets from the period October 1, 1999 to September 30, 2000.

   Revenue. Revenue for the quarter ended September 30, 2000 was $91.9 million compared to $26.8 million. Service revenue was $64.3 million and $12.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase in service revenue of $51.6 million was due primarily to the addition of approximately 330,000 subscribers from October 1, 1999 to September 30, 2000 and the launch of 20 additional markets. Roaming revenue was $18.3 million and $9.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase in roaming revenue of $8.8 million was due primarily to the construction of 608 cell sites in conjunction with the launching of 20 additional markets between October 1, 1999 and September 30, 2000. Equipment revenue was $9.3 million and $4.7 million for the three months ended September 30, 2000 and 1999, respectively. The equipment revenue increase of $4.6 million over the same period in 1999 was due primarily to the sale of handsets and related accessories in connection with the significantly increased gross additions in the three month period ended September 30, 2000.

   Costs of revenue. Cost of revenue was $27.5 million and $13.0 million for the three months ended September 30, 2000 and 1999, respectively. The increase in cost of revenue of $14.5 million over the same period in 1999 was due primarily to additional roaming expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions in the first nine months of 2000.

   Operations and development. Operations and development costs were $14.0 million and $10.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $3.6 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to the support of our network and our network operation center.

   Selling and marketing. Selling and marketing costs were $43.7 million and $18.8 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $24.9 million over the same period in 1999 was primarily due to the cost of acquiring the significantly increased gross additions in the three months ended September 30, 2000 associated with the increased market base in 2000, including advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

   General and administrative. General and administrative expenses were $31.4 million and $16.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $14.9 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in our subscriber base and launching the additional markets, as well as $3.0 million in non-cash stock compensation.

   Depreciation and amortization. Depreciation and amortization expenses were $32.4 million and $18.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $14.1 million over the same period in 1999 relates primarily to depreciation of the Company's fixed assets as well as the amortization on its PCS licenses and the AT&T operating agreements related to the Company's markets launched between October 1, 1999 and September 30, 2000.

   Interest expense. Interest expense was $29.7 million, net of capitalized interest of $0.9 million, for the three months ended September 30, 2000. Interest expense was $17.3 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 1999. The increase of $12.4 million over the same period in 1999 relates primarily to interest expense on the Company's $450 million 10 5/8 senior subordinated notes which were issued in July of 2000 and an additional $100 million traunche A term loan of the senior credit facility borrowed in June and July of 2000.

   Interest income. Interest income was $5.4 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $3.7 million over the same period in 1999 was due primarily to larger cash and cash equivalents and short-term investment balances due to the $450 million senior subordinated notes offering in July of 2000.

Liquidity and capital resources

                                                   December 31, September 30,
                                                       1999         2000
                                                   ------------ -------------
                                                        ($ in thousands)
   Cash and cash equivalents and short-term
    investments...................................   $182,330     $444,967
   Working capital................................   $ 94,082     $274 884
   Current assets to current liabilities..........       1.72         2.14
   Debt to total capitalization...................       0.79         0.97

   Cash and cash equivalents totaled approximately $317.5 million at September 30, 2000, as compared to approximately $182.3 million at December 31, 1999. This net increase was the result of $99.1 million of cash used in operating activities and $409.5 million of cash used in investing activities, offset by cash provided by financing activities of $643.8 million during the nine months ended September 30, 2000. Cash used in operating activities resulted from a net loss of $249.9 million that was partially offset by non-cash charges of $158.6 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures, required for the development and construction of our network, of $234.1 million, purchases of short term investments of $130.7 million, and Black Label Wireless, Inc. costs of $27.9 million. Cash provided by financing activities consisted primarily of proceeds from long term debt of $550.0 million, proceeds from the sale of common stock to AT&T of $41.9 million, and receipt of preferred stock subscriptions receivable of $37.7 million.

   At September 30, 2000, the Company had available bank and vendor credit facilities of $456 million.

   During the same period ended September 30, 1999, the Company had a net decrease in cash of $31.3 million as a result of $88.7 million of cash used in operating activities and $376.5 million of cash used in investing activities, offset by cash provided by financing activities of $433.9 million. Cash used in operating activities resulted from a net loss of $144.1 million that was partially offset by non-cash charges of $56.8 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures required for the development and construction of our network of $245.5 million, purchases on PCS licenses of $72.4 million and deposits of PCS licenses of $43.6 million. Cash provided by financing activities was the result of proceeds from long term debt and mandatorily redeemable preferred stock of $397.6 million and $64.5 million, respectively, offset partially by payments on long term debt of $40.2 million.

New accounting pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the full impact of this statement to determine the impact on its financial position and results of operations.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the Company no later than the quarter ending December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates which could impact results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At September 30, 2000 the Company had the following debt instruments outstanding:


  .  $450.0 million of 10 5/8% senior subordinated notes, due 2010;

  . $100 million of tranche A and $225 million of tranche B notes under the Company's Senior Credit facility, which carried a weighted average rate of 8.84% and 9.12%, respectively;

  . $385.5 million carrying value ($575 million at maturity) of the 11 5/8% senior subordinated discount notes, due 2009;

  . $21.6 million debt to the Federal Communications Commission, due in quarterly installments from 2000 to 2007 bearing a rate of between 6.125%-7.0%, discounted to yield between 10.25%-11.8% ($19.1 million discounted);

  .  $46.6 million of vendor financing debt which carried a rate of 8.5%.

  . $29.7 million of debt under the Black Label Wireless, Inc. credit agreement which carried a rate of 8.6%.

   The Company's senior subordinated notes, senior subordinated discount notes, Federal Communications Commission debt and vendor financing debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's tranche A and tranche B term loans outstanding under the senior credit facility and other amounts available to the Company under its senior credit facility agreements and the Black Label Wireless, Inc. credit agreement are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effects of fluctuations in interest rates on its senior credit facilities. These transactions meet the requirements for hedge accounting, including designation and correlation. These interest rate swaps are managed in accordance with the Company's policies and procedures. The Company did not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. As of September 30, 2000, the Company had entered into six interest rate swap agreements totaling $225 million to convert the Company's variable rate debt to fixed rate debt. The interest rate swaps had no material impact on the Company's consolidated financial statements as of and for the year ended December 31, 1999 or as of and for the nine months ended September 30, 2000.

   The following table provides information about our market risk exposure associated with the company's variable rate debt at maturity value of the debt and the market risk exposure associated the interest rate swaps at September 30, 2000:

                                        EXPECTED MATURITY
                         ------------------------------------------------------   FAIR
                         2000   2001   2002  2003   2004   THEREAFTER   TOTAL    VALUE
                         -----  -----  ----  -----  -----  ----------  --------  ------
                                             ($ IN MILLIONS)
LIABILITIES:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)... $ 0.3  $ 1.4  $1.6  $ 3.9  $ 4.1    $1,108(b) $1,119.3  $906.9(c)
 Average interest rate
  (d)...................   6.2%   6.2%  6.2%   6.6%   6.6%     11.0%
 Face value of tranche A
  variable rate debt.... $ --   $ --   $5.0  $10.0  $25.0    $ 60.0    $  100.0  $100.0(f)
 Average interest rate
  (e)...................   0.0%   0.0%  8.8%   8.8%   8.8%      8.8%
 Face value of tranche B
  variable rate debt.... $ --   $ --   $1.2  $ 2.2  $ 2.2    $219.4    $  225.0  $225.0(f)
 Average interest rate
  (e)...................   0.0%   0.0%  9.1%   9.1%   9.1%      9.1%
 Face value of Black La-
  bel variable rate
  debt.................. $29.7  $ --   $--   $ --   $ --     $  --     $   29.7  $  --
 Average interest rate..   8.6%   0.0%  0.0%   0.0%   0.0%      0.0%        0.0%    0.0%
INTEREST RATE
 DERIVATIVES:
Interest rate swaps:
 Variable to fixed (g).. $ 225  $ 225  $225  $ 225
 Average pay rate (h)...  5.24%  5.24% 5.24%  5.24%   --        --
 Average receive rate
  (h)...................  6.77%  6.77% 6.77%  6.77%   --        --

--------
(a) Fixed rate debt consists of the FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, and vendor financing.
(b) The vendor financing debt may be redeemed in full by January 2001. However, if the vendor financing is not redeemed, the interest rate will increase by 1.5% per annum on January 1, 2001 and shall not exceed 12.125%. For the purposes of this table, the Company assumes the debt will not be redeemed and therefore the future principal amount in 2009 includes all unpaid interest through May 2004 and totals $72.7 million. After May 2004, interest is payable semi-annually on the vendor financing debt until maturity.

    This total balance for all payments subsequent to 2004 also includes the future principal payment of $575 million of 11 5/8% senior subordinated discount notes in 2009, $450 million of 10 5/8% senior subordinated notes in 2010 and $10.3 million of FCC debt due in quarterly installments through 2007.
(c) The fair value is based on (1) the carrying value of the FCC debt of $19.1 million, (2) the carrying value of the vendor financing of $46.6 million,
    (3) the $386.7 million market value of the 11 5/8% senior subordinated discount notes as of September 30, 2000 priced at 11.6%, and (4) the $454.5 million market value of the 10 5/8 senior subordinated notes priced at a 1% premium on September 30, 2000.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of September 30, 2000.
(f) The fair value of variable rate debt instruments is expected to approximate carrying value.
(g) Represents the total notional amount of the six swap agreements related to the tranche B senior credit facility.
(h) The average pay rate and average receive rate are based on the September 30, 2000 rate of variable rate Tranche B debt less the fixed yield of 8.24%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2003.

   The Company is exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. The Company believes that the impact of a 10% increase or decline in current interest rates would not be material to its investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Part II--Other Information

Item 6. Exhibits

 Exhibit No.                             Description
 -----------                             -----------
  3.1.1      Amended and Restated Certificate of Incorporation of TeleCorp PCS,
             Inc. (renamed TeleCorp Wireless, Inc.).
  3.1.2      Certificate of Amendment of Certificate of Incorporation of
             TeleCorp PCS, Inc. changing the name of TeleCorp PCS, Inc. to
             TeleCorp Wireless, Inc.

  3.1.3*     Certificate of Incorporation of TeleCorp Operating Company, Inc.

  3.1.4* Certificate of Amendment of the Certificate of Incorporation of TeleCorp Operating Company, Inc. changing the name of TeleCorp
             Operating Company, Inc. to TeleCorp Communications, Inc.

  3.1.5**    Certificate of Incorporation of TeleCorp-Tritel Holding Company.

  3.1.6***   Certificate of Amendment of Certificate of Incorporation of
             TeleCorp-Tritel Holding Company changing the name of TeleCorp-
             Tritel Holding Company to TeleCorp PCS, Inc.

  3.2.1      By-Laws of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.).

  3.2.2**    Amended and Restated By-Laws of TeleCorp-Tritel Holding Company
             (renamed TeleCorp PCS, Inc.).

  3.2.3*     By-Laws of TeleCorp Communications, Inc.

    4.1****  Indenture, dated as of July 14, 2000, among TeleCorp PCS, Inc.,
             TeleCorp Communications, Inc. and Bankers Trust Company, as
             Trustee.

    4.2***   Stockholders' Agreement, dated as of November 13, 2000, among AT&T
             Wireless, PCS, LLC, Cash Equity Investors, Management
             Stockholders, Other Stockholders and TeleCorp PCS, Inc.

   10.1****  Commitment Letter, dated July 14, 2000, between Lucent
             Technologies Inc. and TeleCorp-Tritel Holding Company related to
             Senior Subordinated Discount Notes Due 2010.
   10.2****  Credit Agreement, dated as of July 14, 2000, among Black Label
             Wireless, Inc., the financial institutions from time to time parties thereto, as Lenders, and Lucent Technologies Inc., as Agent for the Lenders.
   10.3****  Letter Agreement, dated as of July 14, 2000, among Black Label
             Wireless, Inc., Lucent Technologies Inc., as Agent and Lucent
             Technologies Inc., as Lender.
   10.4***** Amendment No. 8 to the General Agreement for Purchase of Personal
             Communication Systems and Services, dated as of July 1, 2000, between TeleCorp PCS, Inc. and Lucent Technologies Inc.
   10.5***** Tenth Amendment, dated as of July 17, 2000, to the TeleCorp Credit
             Agreement, among TeleCorp PCS, Inc., the Lenders and The Chase
             Manhattan Bank.
   10.6*     Purchase Agreement, dated July 11, 2000, among Chase Securities,
             Inc., Lehman Brothers Inc., Deutsche Banc Securities, Inc.,
             TeleCorp PCS, Inc. and TeleCorp Communications, Inc.

 Exhibit No.                            Description
 -----------                            -----------
 10.7*****   Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
             Reorganization and Contribution, dated as of July 10, 2000, by
             Tritel, Inc. to TeleCorp PCS, Inc.
 10.8*****   Exchange and Registration Rights Agreement, dated July 14, 2000, among Chase Securities, Inc., Lehman Brothers Inc., Deutsche Banc
             Securities, Inc., TeleCorp PCS, Inc., TeleCorp Communications,
             Inc. and Bankers Trust Company, as Trustee.
 27.1        Financial Data Schedule

--------
* Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313) of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp Communications, Inc.

** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).

*** Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.

**** Incorporated by reference to the TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.) Quarterly Report filed on Form 10-Q on August 11, 2000.

***** Incorporated by reference to the Registration Statement on Form S-4 (File
      No. 333-43596) of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp Communications, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TeleCorp Wireless, Inc.

                                                 /s/ Thomas H. Sullivan
Dated: November 14, 2000                  By: _________________________________
                                                    Thomas H. Sullivan,
                                                 President, Treasurer, and
                                                         Secretary
                                             (as a duly authorized officer and
                                                principal financial officer)

                                          Former Subsidiary
                                          TeleCorp PCS, Inc.

                                                 /s/ Thomas H. Sullivan
Dated: November 14, 2000                  By: _________________________________
                                                    Thomas H. Sullivan,
                                               Executive Vice President-Chief
                                                     Financial Officer
                                             (as a duly authorized officer and
                                                principal financial officer)

                                          Subsidiary
                                          TeleCorp Communications, Inc.

                                                 /s/ Thomas H. Sullivan
Dated: November 14, 2000                  By: _________________________________
                                                    Thomas H. Sullivan,
                                                  President, Secretary and
                                                         Treasurer
                                             (as a duly authorized officer and
                                                principal financial officer)

EXHIBIT INDEX
-------------


Exhibit No.         Description
-----------         -----------

3.1.1 Amended and Restated Certificate of Incorporation of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.).

3.1.2 Certificate of Amendment of Certificate of Incorporation of TeleCorp PCS, Inc. changing the name of TeleCorp PCS, Inc. to TeleCorp Wireless, Inc.

3.1.3*     Certificate of Incorporation of TeleCorp Operating Company, Inc.

3.1.4* Certificate of Amendment of the Certificate of Incorporation of TeleCorp Operating Company, Inc. changing the name of TeleCorp Operating Company, Inc. to TeleCorp Communications, Inc.

3.1.5**    Certificate of Incorporation of TeleCorp-Tritel Holding Company.

3.1.6*** Certificate of Amendment of Certificate of Incorporation of TeleCorp-Tritel Holding Company changing the name of TeleCorp-Tritel Holding Company to TeleCorp PCS, Inc.

3.2.1 Third Amended and Restated By-Laws of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.).

3.2.2** Amended and Restated By-Laws of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).

3.2.3*     By-Laws of TeleCorp Communications, Inc.

4.1**** Indenture, dated as of July 14, 2000, among TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as Trustee.

4.2*** Stockholders' Agreement, dated as of November 13, 2000, among AT&T Wireless, PCS, LLC, Cash Equity Investors, Management Stockholders, Other Stockholders and TeleCorp PCS, Inc.

10.1**** Commitment Letter, dated July 14, 2000, between Lucent Technologies Inc. and TeleCorp-Tritel Holding Company related to Senior Subordinated Discount Notes Due 2010.

10.2**** Credit Agreement, dated as of July 14, 2000, among Black Label Wireless, Inc., the financial institutions from time to time parties thereto, as Lenders, and Lucent Technologies Inc., as Agent for the Lenders.

10.3**** Letter Agreement, dated as of July 14, 2000, among Black Label Wireless, Inc., Lucent Technologies Inc., as Agent and Lucent Technologies Inc., as Lender.

10.4*****  Amendment No. 8 to the General Agreement for Purchase of Personal
           Communication Systems and Services, dated as of July 1, 2000, between TeleCorp PCS, Inc. and Lucent Technologies Inc.

10.5*****  Tenth Amendment, dated as of July 17, 2000,  to the TeleCorp Credit
           Agreement, among TeleCorp PCS, Inc., the Lenders and The Chase Manhattan Bank.

10.6* Purchase Agreement, dated July 11, 2000, among Chase Securities, Inc., Lehman Brothers Inc., Deutsche Banc Securities, Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.

10.7*****  Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
           Reorganization and Contribution, dated as of July 10, 2000, by Tritel, Inc. to TeleCorp PCS, Inc.

10.8*****  Exchange and Registration Rights Agreement, dated July 14, 2000, among Chase Securities, Inc., Lehman Brothers Inc., Deutsche Banc Securities, Inc., TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as Trustee.

27.1  Financial Data Schedule.
_______________________________________________________

* Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313) of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp Communications, Inc.

** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).

*** Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.

**** Incorporated by reference to the TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.) Quarterly Report filed on Form 10-Q on August 11, 2000.

***** Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. (renamed TeleCorp Wireless, Inc.) and TeleCorp Communications, Inc.